Form 10-K/A
period 2004-12-31
Cambridge Display Technology, Inc.
filed 2005-05-02
CIK 1297968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

to

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:

000-51079

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4085264
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Cambridge Display Technology Limited 2020 Cambourne Business Park Cambridge CB3 6DW, United Kingdom	011-44-1954-713-600
(Address of principal executives offices)	(Registrant’s telephone number, including area code)

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

As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, there were 3,140,367 shares of the registrant’s Common Stock outstanding. As of that date, the registrant’s Common Stock was not quoted on the Nasdaq National Market.

As of April 15, 2005, there were 19,485,483 shares of Common Stock, $0.01 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Cambridge Display Technology, Inc., or CDT, is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission, or the SEC, on March 31, 2005, or the 2004 Annual Report, in order to report the information required by the following items of Form 10-K:

Item	Description
Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accountant Fees and Services

CDT hereby amends Items 10, 11, 12, 13 and 14 of Part III of the 2004 Annual Report by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. In addition, CDT hereby supplements Item 15 of Part IV of the 2004 Annual Report with the information provided below under “Item 15. Exhibits and Financial Statement Schedules.” In this Amendment No. 1 to the 2004 Annual Report, the terms “we,” “us” and “our” refer to CDT, unless the context otherwise requires.

* * *

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Nominees

General

Information with respect to our directors and all persons nominated or chosen to become directors is set forth below, including age, position (if any) with CDT, business experience during at least the past five years and directorships of other publicly owned corporations. Ages are as of April 15, 2005.

Name	Age	Position
Dr. David Fyfe	61	Chairman and Chief Executive Officer
Philip E. Berney	41	Director
Frank K. Bynum, Jr.	42	Director
Joseph Carr	47	Director
Gerald Paul Hillman	61	Director
James V. Sandry	42	Director

Business Experience

Dr. David Fyfe has served as the Chairman of our Board and our Chief Executive Officer since September 2000. From 1996 to 1999, Dr. Fyfe was Chief Executive Officer of Harris Specialty Chemicals. Harris Specialty Chemicals was until March 1999 a privately held manufacturer and seller of construction products, operating principally in the United States and Western Europe. It sold products such as sealants, architectural coatings and expansion joints to construction distributors and contractors. Harris Specialty Chemicals was sold in 1999 to

SKW GmbH of Germany, owned by E.ON AG, and has since become part of Degussa Construction Chemicals. Between 1999 and August 2000, Dr. Fyfe worked as an independent business consultant.

Philip E. Berney has served as a member of our Board since 1999. Mr. Berney is a Managing Director at Kelso & Company, a private equity firm, having joined Kelso in 1999. In addition, Mr. Berney is a director of Key Components.

Frank K. Bynum, Jr. has served as a member of our Board since 1999. Mr. Bynum is a Managing Director at Kelso, having joined Kelso in 1987. In addition, Mr. Bynum is a director of Citation Corporation, Endurance Business Media and FairPoint Communications.

Joseph Carr has served as a member of our Board since March 2005. Mr. Carr was responsible for the Electronic Materials business of Dow Chemical from 1996 to 2001 when he was appointed Vice President at Osram Opto Semiconductors with global responsibility for Osram’s manufacture of Organic Light Emitting Diode (OLED) displays until March 2004. Since then he has been consulting at a strategic level for senior management clients in various high technology industries including electronics, consumer electronics and electronic materials.

Gerald Paul Hillman has served as a member of our Board since 1999. Mr. Hillman has been Managing Director of Hillman Capital Corporation, a merchant banking firm which advises emerging growth companies in a range of industries, since it was founded in 1989. Mr. Hillman also has been a principal in Trireme Partners LP, a venture capital firm that invests in high technology companies, since it was organized in April 2003. Mr. Hillman is also a director of AKCode LLC, Aralia Systems, Fibrogenex, MP2 Solutions LLC, Peak Wireless Systems and Trireme Systems.

James V. Sandry has served as a member of our Board since November 2004. From April 1996 to June 1999, Mr. Sandry was Chief Financial Officer and, subsequently, Executive Vice President—Finance of iXL Enterprises, an internet consulting company in which Kelso held a controlling interest. From January 2000 to November 2000, Mr. Sandry was the Chief Financial Officer of Online Insight Inc., a software development company. From November 2000 to May 2001, Mr. Sandry was the Chief Financial Officer of VCG, Inc., a software development company. From October 2001 to April 2002, Mr. Sandry was the Chief Financial Officer of Ted’s Montana Grill, a restaurant company. Since November 2002, Mr. Sandry has been the Chief Executive Officer of JVS Industries LLC, a privately held furniture rental company and a franchisee of Aaron Rents.

There are no family relationships among any of our directors or executive officers.

Organization of our Board

Our Board of Directors held seven meetings during the fiscal year ended December 31, 2004 and each director attended at least 75% of the total regularly scheduled and special meetings of our Board and the committees on which they served. Our Board has established an Audit Committee, in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, and a Compensation Committee. Our Board has determined that James V. Sandry is an “audit committee financial expert” under the rules of the Securities and Exchange Commission, or the SEC. We believe that Joseph Carr and Mr. Sandry, both of whom are members of the Audit Committee and the Compensation Committee of our Board, meet the independence standards of the National Association of Securities Dealers, the Nasdaq Stock Market and the rules and regulations of the SEC. We are relying on the exemption from the requirement that each member of the Audit Committee must be independent that is afforded to us for a period of one year from the date of our initial public offering on December 15, 2004, provided that a majority of the members of the Audit Committee meet the independence standards within 90 days of that date. We do not believe that reliance on this exemption materially adversely affects the ability of the Audit Committee to act independently and to satisfy the other requirements or Rule 10A-3 under the Securities Exchange Act of 1934. Our Board has approved a charter for each of these committees, which can be found on our website at www.cdtltd.co.uk.

Audit Committee

Number of Members:	Three

Members:	Frank K. Bynum, Jr. Joseph Carr James V. Sandry, Chairman and Financial Expert

Number of meetings in 2004:	One

Functions:	The Audit Committee has responsibility for, among other things, selecting our independent auditors, reviewing and approving the scope of the independent auditors’ audit activity and extent of non-audit services, reviewing with management and the independent accountants the adequacy of our basic accounting systems and the effectiveness of our internal audit plan and activities, reviewing with management and the independent accountants our financial statements and exercising general oversight of our financial reporting process, and reviewing litigation and other legal matters that may affect our financial condition and monitoring compliance with our business ethics and other policies.

Compensation Committee

Number of Members:	Three

Members:	Philip E. Berney Joseph Carr, Chairman James V. Sandry

Number of meetings in 2004:	One

Functions:	The Compensation Committee reviews all compensation arrangements for executive officers.

Director Nominations

Our Board of Directors has not established a standing committee to nominate candidates for election as directors. Instead, our independent directors recommend, and our Board selects, the candidates that will be nominated to stand for election as directors at our annual meetings of stockholders and to fill vacancies in our Board as they arise. Our Board believes that this process is appropriate given the relatively small size of our Board and because each independent director already serves on both the Audit Committee and the Compensation Committee of our Board.

Our Board of Directors has as an objective that its membership be comprised of individuals who have distinguished records of leadership and success in their arena of activity and who will make substantial contributions to our Board’s operations. The independent directors’ assessment of candidates for membership on our Board includes, but is not limited to, consideration of:

•	business experience;

•	financial literacy;

•	the current composition of our Board;

•	the balance of management and non-management directors;

•	the need for particular financial expertise, including with respect to service on the audit committee and qualification as an “audit committee financial expert” as such term is defined under Item 401(h) of Regulation S-K, promulgated under the Securities Act of 1933

•	the need for particular technical or strategic expertise; and

•	the evaluation of other prospective nominees.

In addition, our procedures for nominating directors contain provisions that address the process by which a stockholder may nominate an individual to stand for election to our Board of Directors at our annual meeting of stockholders. In order to nominate a candidate for director, a stockholder must do so in writing to our Corporate Secretary. This written submission must be delivered to us not fewer than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting and in any event at least 45 days prior to the first anniversary of the date on which we first mailed our proxy materials for the preceding year’s annual meeting of stockholders, provided that if the date of the annual meeting is advanced by more than 30 days or delayed by more than 70 days from such anniversary date of the preceding year’s annual meeting, the written submission to be timely must be so delivered not earlier than 120 days prior to the annual meeting and not later than the close of business on the later of the 90th day prior to the annual meeting or the 10th day following the day on which public announcement of the date of the annual meeting is first made. Information required by these procedures to be in the notice include the name and contact information for the candidate and the person making the nomination and other information about the nominee that must be disclosed in proxy solicitations under Section 14 of the Securities Exchange Act of 1934 and the related rules and regulations thereunder.

Stockholder nominations must be made in accordance with the procedures outlined in, and include the information required by, our these procedures and must be addressed to:

Corporate Secretary

Cambridge Display Technology, Inc.

c/o Cambridge Display Technology Limited

2020 Cambourne Business Park, Cambridge CB3 6DW

United Kingdom.

Our Director Nominating Procedures are available on our website at www.cdtltd.co.uk.

Executive Officers

Our executive officers are set below, with ages as of April 15, 2005.

Name	Age	Position
Dr. David Fyfe	61	Chairman and Chief Executive Officer
Dr. Jeremy Burroughes	44	Chief Technical Officer
Dr. SB Cha	40	Vice President, Commercial
Dr. Scott Brown	42	Vice President, Research & Technology
Stephen Chandler	49	Vice President, Legal & Intellectual Property

Set forth below is information concerning the business experience of those of our executive officers who are not also directors:

Dr. Jeremy Burroughes has served as our Chief Technical Officer since November 2001 and was one of the three original inventors of P-OLED technology. Dr. Burroughes joined us in 1997 to manage the new research group and held the positions of Technical Director from June 1998 to November 2000 and Product Business Unit Director from November 2000 to November 2001.

Dr. SB Cha has been our Vice President, Commercial since July 2002. Between 1998 and 2002, Dr. Cha was employed in the components division of Royal Philips Electronics, where he was Vice President of Strategic

Marketing and Business Development from 1999 to 2002 and Vice President of Customer Development, North America Region from 1998 to 1999.

Dr. Scott Brown has served as our Vice President, Research & Technology since May 2002. Prior to joining us, Dr. Brown held a variety of management positions within the Research & Development division at Dow Corning between 1987 and 2002, ultimately serving as Global R&D Director of the electronics business.

Stephen Chandler has served as our Vice President, Legal & Intellectual Property since joining us in 2003, responsible for all legal and intellectual property matters, and for developing our intellectual property strategy. Prior to joining us, Mr. Chandler was a partner at the law firm Pinsent Curtis Biddle between 1986 and 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Forms 3, 4 and 5 they file.

Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that all of our officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal year 2004.

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

Item 11. EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth the compensation earned by our Chief Executive Officer and each of our other four most highly compensated executive officers (each, a named executive officer) for the last fiscal year.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation		All Other Compensation ($)(7)
		Salary ($)(2)	Bonus ($)(3)	Other Annual Compensation ($)(4)	Restricted Stock Award(s) ($)(5)	Securities Underlying Options/SARs (#)(6)
David Fyfe (1) Chief Executive Officer	2004	428,114	192,544	280,984	4,779,600	—	49,775
Scott Brown (1) Vice-President, Research & Technology	2004	266,022	97,253	—	1,638,720	2,341	13,301
Jeremy Burroughes (1) Chief Technical Officer	2004	248,976	81,890	—	1,638,720	—	12,449
Stephen Chandler (1) Vice-President, Legal & Intellectual Property	2004	330,124	120,687	444	1,638,720	4,389	16,506
SB Cha (1) Vice-President, Commercial	2004	245,143	80,621	—	1,638,720	1,756	12,257

(1)	With the exception of the restricted stock awards, all payments to and for Dr. Brown, Dr. Burroughes, Mr. Chandler and Dr. Cha and certain payments to and for Dr. Fyfe were made in British pounds. These payments are converted to U.S. dollars at the exchange rate for the date on which each transaction was recorded in our financial statements as published by the Financial Times of London.
(2)	Amounts in this column include amounts contributed by the named executive to the executive’s 401(k) account, in the case of Dr. Fyfe, and to the executive’s defined contribution pension accounts, in the case of all other named executives.
(3)	Amounts in this column represent cash payments made pursuant to our Annual Incentive Plan. These bonus amounts were earned in 2004, but paid in January 2005.
(4)	Amounts in this column consist of (i) a $90,000 overseas allowance payment to Dr. Fyfe, (ii) $30,653 for personal tax advice for Dr. Fyfe, (iii) $9,207 for travel for Dr. Fyfe’s family members, (iv) $3,176 home rent subsidy for Dr. Fyfe, (v) $147,948 in tax equalization payments to U.K. Inland Revenue on Dr. Fyfe’s behalf pursuant to his Overseas Benefit Agreement and (vi) $444 paid to Mr. Chandler for local property taxes incurred by him in 2004.
(5)	An award of 420,000 restricted stock units was made to Dr. Fyfe and awards of 144,000 restricted stock units were made to Dr. Brown, Dr. Burroughes, Mr. Chandler and Dr. Cha pursuant to our Special Bonus Plan. The values of these restricted stock unit awards, based on the initial public offering price of $12.00 and based on our stock price of $11.38 per share at December 31, 2004, were $5,040,000 and $4,779,600, respectively, for the restricted stock units held by Dr. Fyfe and $1,728,000 and $1,638,720, respectively, for the restricted stock units held by each of Dr. Brown, Dr. Burroughes, Mr. Chandler and Dr. Cha, in each case at the exchange rate as of December 31, 2004 as published by the Financial Times of London. All restricted stock units will vest in three equal annual installments in December 2005, December 2006 and December 2007. However, if Kelso sells more than 25% of its stock in CDT, any unvested restricted stock units will vest immediately. Pursuant to the terms of our Special Bonus Plan, restrictions on the issuance of shares and the transferability of such shares issued in respect of the vested restricted stock units will remain in force until December 2009. No dividends will be paid on restricted stock units. The Special Bonus Plan is administered by the Compensation Committee of our Board.
(6)	Awards of 2,341 options to Dr. Brown, 4,389 options to Mr. Chandler and 1,756 options to Dr. Cha were granted under the CDT Acquisition Corp. Amended and Restated Stock Incentive Plan. This plan is administered by the Compensation Committee of our Board.
(7)	Amounts in this column consist of (i) a $10,250 matching contribution to Dr. Fyfe’s 401(k) plan and a $39,525 payment to Dr. Fyfe based on the difference between 5% of Dr. Fyfe’s salary and the aggregate caps on his employer contribution to his 401(k) plan for the years 2001 to 2004 and (ii) matching contributions to the defined contribution pension accounts of Dr. Brown, Dr. Burroughes, Mr. Chandler and Dr. Cha in the amounts of $13,301, $12,449, $16,506 and $12,257, respectively, in each case at the exchange rate as of December 31, 2004 as published by the Financial Times of London.

Option Grants in Fiscal Year Ended December 31, 2004

The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 2004 to the executives named below.

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
	Number of Securities Underlying Options Granted (#)(1)	Percent of Total Options Granted to Employees in 2004(2)	Exercise Price ($/sh)(3)	Expiration Date

Name					5% ($)	10%($)
David Fyfe	—
Scott Brown (5)	2,341	1.45%	$27.60	1/1/2014	40,629	102,962
Jeremy Burroughes	—
Stephen Chandler (6)	4,389	2.73%	$27.60	1/1/2014	76,180	193,054
SB Cha (7)	1,756	1.09%	$27.60	1/1/2014	30,472	77,222

(1)	All of the options were granted under our CDT Acquisition Corp. Amended and Restated Stock Incentive Plan administered by the Compensation Committee of our Board.
(2)	The total options granted to employees in the fiscal year include grants to our current and former employees and consultants under our CDT Acquisition Corp. Amended and Restated Stock Incentive Plan and our 2004 Stock Incentive Plan.
(3)	The exercise price is based on the fair market value of a share of our common stock on the date the option is granted.
(4)	Potential realizable value is based on the assumed annual growth for each of the grants, as disclosed over their 10-year option term. These amounts represent assumed rates of appreciation in the value of our common stock from the fair market value on the grant date. Actual gains, if any, on stock option exercises depend on the future performance of our common stock and overall stock market conditions. The amounts reflected in the table above may not necessarily be achieved.
(5)	Of the 2,341 options granted to Dr. Brown, 780 of these shares vest based upon continued service with us and 1,561 of these shares vest if and when Kelso Investment Associates VI, L.P., KEP VI, LLC, Hillman CDT LLC and Hillman CDT 2000 LLC receive an internal rate of return, compounded annually, on their investment in the aggregate number of shares of our common stock beneficially owned by them on the date of a change of control (as defined in the CDT Acquisition Corp. Amended and Restated Stock Incentive Plan), in an amount of at least 30%, calculated from the time of their initial investments in us. Of those options that vest based on continued service, 25% vested upon the grant date, and an additional 25% will vest on each of the first, second and third anniversaries of the grant date.
(6)	Of the 4,389 options granted to Mr. Chandler, 1,463 of these shares vest based upon continued service with us and 2,926 of these shares vest if and when Kelso Investment Associates VI, L.P., KEP VI, LLC, Hillman CDT LLC and Hillman CDT 2000 LLC receive an internal rate of return, compounded annually, on their investment in the aggregate number of shares of our common stock beneficially owned by them on the date of a change of control (as defined in the CDT Acquisition Corp. Amended and Restated Stock Incentive Plan), in an amount of at least 30%, calculated from the time of their initial investments in us. Of those options that vest based on continued service, 25% vested after the six-month anniversary of the grant date, and an additional 25% will vest on each of the first, second and third anniversaries of the grant date.
(7)	Of the 1,756 options granted to Dr. Cha, 585 of these shares vest based upon continued service with us and 1,171 of these shares vest if and when Kelso Investment Associates VI, L.P., KEP VI, LLC, Hillman CDT LLC and Hillman CDT 2000 LLC receive an internal rate of return, compounded annually, on their investment in the aggregate number of shares of our common stock beneficially owned by them on the date of a change of control (as defined in the CDT Acquisition Corp. Amended and Restated Stock Incentive Plan), in an amount of at least 30%, calculated from the time of their initial investments in us. Of those options that vest based on continued service, 25% vested after the six-month anniversary of the grant date, and an additional 25% will vest on each of the first, second and third anniversaries of the grant date.

Stock Option Values as of December 31, 2004

The following table sets forth information for each named executive officer regarding the value of options to purchase shares of our common stock as of December 31, 2004. Such options were granted to the named executive officers pursuant to the CDT Acquisition Corp. Amended and Restated Stock Incentive Plan.

Stock Option Values as of Last Fiscal Year-End

	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
David Fyfe	58,518	117,036	$0	$0
Stephen Chandler	8,448	39,829	0	0
Scott Brown	6,437	21,652	0	0
Jeremy Burroughes	24,383	48,765	0	0
SB Cha	4,535	14,776	0	0

Long-Term Incentive Plans-Awards in Fiscal Year Ended December 31, 2004

The following table provides information regarding performance units granted during 2004 to the persons named in the Summary Compensation Table.

Long-Term Incentive Plans-Awards in Last Fiscal Year

Name	Number of Shares, Units or Maximum Other Rights(#)(1)	Performance or Other Period Until Maturation or Payout($)(2)
David Fyfe	420,000	12/22/2004 to 12/21/2007
Scott Brown	144,000	12/22/2004 to 12/21/2007
Jeremy Burroughes	144,000	12/22/2004 to 12/21/2007
Stephen Chandler	144,000	12/22/2004 to 12/21/2007
SB Cha	144,000	12/22/2004 to 12/21/2007

(1)	All awards are in the form of restricted stock units and were made under our Special Bonus Plan. Pursuant to the terms of the plan, certain restrictions on the issuance of shares underlying vested restricted stock units and the transferability of shares issued under such units apply and will remain in force until the plan terminates in December 2009.
(2)	All restricted stock units will vest in three equal annual installments in December 2005, December 2006 and December 2007. Any unvested restricted stock units will terminate when an executive’s employment terminates, except that (i) CDT may elect to allow a greater number of an executive’s restricted stock units to remain payable if the executive’s employment is terminated for cause, the executive resigns or the executive’s employment is terminated by reason of death, injury, ill health, disability or retirement, (ii) Dr. Fyfe’s restricted stock units will remain payable if his employment terminates for any reason other than his termination for cause, his resignation in circumstances that justify termination for cause or our failure to extend his employment agreement for cause and (iii) all unvested restricted stock units will vest immediately if Kelso sells more than 25% of its stock in CDT.

Compensation of Directors

We reimburse directors for expenses incurred in attending meetings of our Board of Directors and committees thereof. Each of our non-executive directors also receives an annual fee of $50,000 for serving as a director and an additional fee of $3,000 for each day in which the director participates in meetings of our Board or any committee thereof. Each non-executive director also receives an annual fee of $10,000 for each committee of our Board on which such non-executive director serves and an annual fee of up to $25,000 for serving as the chairperson of a committee. On December 21, 2004, we granted to James V. Sandry options with respect to 5,000 shares of our common stock under our stock incentive plan. These options will vest in three equal annual installments, beginning on the first anniversary of their grant dates.

In addition, on March 3, 2005, we granted to Joseph Carr and James V. Sandry options with respect to 15,000 and 10,000, respectively, shares of our common stock under our stock incentive plan. These options will vest in three equal annual installments, beginning on the first anniversary of their grant dates.

Employment Agreements

We have entered into the following employment agreements with our executive officers, each of which is governed by the law of England and Wales, except for the agreement with Dr. David Fyfe, which is governed by U.S. law.

Dr. David Fyfe. In August 2002, we entered into an employment agreement with Dr. Fyfe, which was amended as of August 31, 2004 and modified by the Compensation Committee of our Board on February 11, 2005 and April 28, 2005. Pursuant to this agreement, Dr. Fyfe will serve as our Chief Executive Officer and a member of our Board of Directors for a term ending August 31, 2007 and Dr. Fyfe current contracted annual base salary is $441,000. Effective January 1, 2005, the compensation committee agreed that Dr. Fyfe’s monthly salary payments would be paid 50% in U.S. dollars and 50% in British pounds and that the British pound portion would be converted to U.S. dollars at an exchange rate of 1.82327, which was the average exchange rate for the period from January 2004 to November 2004. Therefore, Dr. Fyfe’s salary is comprised of $220,500 per year in U.S. dollars plus £120,937 in British pounds, or, in aggregate, $453,449 per year at an exchange rate of 1.9262 dollars to 1 pound sterling as published in the Financial Times of London for December 31, 2004. Dr. Fyfe receives an annual overseas allowance in the amount of $90,000 for periods during which he serves overseas. Dr. Fyfe is also eligible to receive an annual bonus, which in his first year of employment was limited to 45% of his base salary.

We contribute to Dr. Fyfe’s 401(k) to the maximum extent permitted and, in addition, make a cash payment to Dr. Fyfe equal to the difference between 5% of his contracted annual base salary and the aggregate amount that has been paid by us into his 401(k) plan during any calendar year.

Dr. Fyfe is also entitled to a benefit under the terms of our special bonus plan. Should Dr. Fyfe’s term not be extended upon expiration of his employment agreement or if his employment is terminated for any reason other than for cause (as defined in the employment agreement), his entitlement under the plan shall remain in place. In addition, Dr. Fyfe will be entitled to retain any options to purchase shares of our common stock for a period of seven years, after which, if a vesting event (as defined under our Stock Incentive Plan) has not occurred, we will be required to liquidate the options at a value set by an independent third party.

Upon (1) expiration of his employment, (2) his death or disability or (3) termination of his employment either by us without cause or by him for good reason (including a change in control, each of which is defined in the employment agreement), Dr. Fyfe is entitled to a pension of $100,000 per year for a period of five years, contingent upon positive earnings before interest, taxes, depreciation, and amortization, or EBITDA, in each year that a given payment is to be made. In the event that EBITDA is not positive and thus a pension payment is withheld during a given year, the term of this provision shall be extended by a year, such that a cumulative sum of $500,000 is ultimately paid pursuant to this commitment. In the event we are acquired, the pension obligation must either be assumed by the acquirer without the EBITDA contingency, or the balance of such obligation paid in a lump sum, at Dr. Fyfe’s election.

Termination of Dr. Fyfe’s employment by either party, other than termination by us for cause, must be preceded by 12 months’ notice. Upon termination of Dr. Fyfe’s employment due to death or disability, by us without cause or by Dr. Fyfe for good reason, he will be entitled to (1) all accrued salary and vested benefits payable under the terms of the plan or policy under which they have accrued, (2) a pro-rata annual bonus payable in a lump sum within 30 days of termination and (3) his pension payments as described above. Upon termination of Dr. Fyfe’s employment by us without cause or by Dr. Fyfe for good reason, he will also receive severance in the amount of his base salary through the end of his term, payable monthly, and benefit coverage through the end of his term. During his employment and any severance period and for a two-year period following termination by us with cause or by Dr. Fyfe without good reason, Dr. Fyfe will be subject to a customary non-compete provision. Upon termination for any reason, Dr. Fyfe will be subject to a customary one-year non-solicitation provision.

During periods in which he serves overseas, in addition to an annual allowance, we will reimburse Dr. Fyfe for certain reasonable transportation expenses incurred by himself and his family, and will make certain income and employment tax equalization payments pursuant to an overseas benefit agreement. We will also reimburse Dr. Fyfe for up to $10,000 in relocation expenses at the conclusion of his overseas service.

Dr. Jeremy Burroughes. In July 2004, we entered into a new employment agreement with Dr. Burroughes as Chief Technical Officer. Pursuant to this employment agreement, Dr. Burroughes currently receives an annual salary of £149,350 or $287,678 at an exchange rate of 1.9262 dollars to 1 pound sterling as published in the Financial Times of London for December 31, 2004. Dr. Burroughes is also eligible to receive an annual bonus of up to 35% of his base salary and to participate in our Stock Incentive Plan. Pursuant to this agreement, Dr. Burroughes also participates in our benefits program, including pension contributions, private health insurance and life insurance.

Dr. Burroughes’ employment agreement is for an indeterminate period of time, but may be terminated by either party with twelve months’ notice, or by us without notice for gross misconduct or upon his reaching mandatory retirement age. During any notice period, Dr. Burroughes may not work for any other employer without our permission and upon termination will be subject to customary six-month non-compete and non-solicitation provisions.

Stephen Chandler. In April 2003, we entered into an employment agreement with Mr. Chandler as Vice-President, Legal & Intellectual Property. Pursuant to this employment agreement, Mr. Chandler currently receives an annual base salary of £189,263 or $364,558 at an exchange rate of 1.9262 dollars to 1 pound sterling as published in the Financial Times of London for December 31, 2004. Mr. Chandler is also eligible to receive an annual bonus of up to 35% of his base salary and to participate in our Stock Incentive Plan, pursuant to which he was awarded options to purchase up to 43,889 shares of our common stock under his employment agreement. Pursuant to this agreement, Mr. Chandler also participates in our benefits program, including pension contributions, private health insurance, life insurance and reasonable relocation expenses.

Mr. Chandler’s employment agreement is for an indeterminate period of time, but may be terminated by either party with twelve months’ notice, or by us without notice for gross misconduct or upon his reaching mandatory retirement age. During any notice period, Mr. Chandler may not work for any other employer without our permission and upon termination will be subject to customary six-month non-compete and non-solicitation provisions.

Dr. Scott Brown. In March 2002, we entered into an employment agreement with Dr. Brown as our Vice-President, Research & Technology. Pursuant to this employment agreement, Dr. Brown currently receives an annual base salary of £155,418 or $299,366 at an exchange rate of 1.9262 dollars to 1 pound sterling as published in the Financial Times of London for December 31, 2004. Dr. Brown is also eligible to receive an annual bonus of up to 35% of his base salary and to participate in our Stock Incentive Plan, pursuant to which he was awarded options to purchase up to 23,407 shares of our common stock under his employment agreement. Pursuant to this agreement, Dr. Brown also participates in our benefits program, including pension contributions, private health insurance, life insurance and reasonable relocation expenses.

Dr. Brown’s employment agreement is for an indeterminate period of time, but may be terminated by either party with twelve months’ notice, or by us without notice for gross misconduct or upon his reaching mandatory retirement age. During any notice period, Dr. Brown may not work for any other employer without our permission and upon termination will be subject to customary six-month non-compete and non-solicitation provisions.

Dr. SB Cha. In June 2002, we entered into an employment agreement with Dr. Cha as our Vice-President, Commercial. Pursuant to this employment agreement, Dr. Cha currently receives an annual base salary of £149,350 or $287.678 at an exchange rate of 1.9262 dollars to 1 pound sterling as published in the Financial Times of London for December 31, 2004. Dr. Cha is also eligible to receive an annual bonus of up to 35% of his base salary, and to participate in our Stock Incentive Plan, pursuant to which he was awarded 17,556 stock options under his employment agreement. Pursuant to this agreement, Dr. Cha also participates in our benefits program, including pension contributions, private health insurance, life insurance and reasonable relocation expenses.

Dr. Cha’s employment agreement has an indeterminate term, but may be terminated by either party with six months’ notice, or by us without notice for gross misconduct or upon his reaching mandatory retirement age. During any notice period, Dr. Cha may not work for any other employer without our permission and upon termination will be subject to customary six-month non-compete and non-solicitation provisions.

Compensation Committee Interlocks and Insider Participation

No member of our Board of Directors serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board or the Compensation Committee thereof. From 1996 to 1999, James V. Sandry served as the Chief Financial Officer and, subsequently, Executive Vice President—Finance of iXL Enterprises, an internet consulting firm in which Kelso held a controlling interest.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of April 15, 2005, or the calculation date, as to shares of our common stock beneficially owned by:

•	each person who is known by us to own beneficially more than 5% of our common stock;

•	each of our executive officers listed in the Summary Compensation Table;

•	each of our directors; and

•	all our directors and executive officers as a group.

Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o Cambridge Display Technology Limited, 2020 Cambourne Business Park, Cambridge CB3 6DW, United Kingdom.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

The percentage of our common stock beneficially owned is based on 19,485,483 shares outstanding as of the calculation date. In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after the calculation date. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or of the directors and officers as a group.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Kelso Investment Associates VI, L.P. (1)(2)	8,657,833	44.4%
KEP VI, LLC (1)(2)	8,657,833	44.4%
Frank T. Nickell (1)	(3)	(3)
Thomas R. Wall, IV (1)	(3)	(3)
George E. Matelich (1)	(3)	(3)
Michael B. Goldberg (1)	(3)	(3)
David I. Wahrhaftig (1)	(3)	(3)
Frank K. Bynum, Jr. (1)(4)	(3)	(3)
Philip E. Berney (1)(4)	(3)	(3)
Frank J. Loverro (1)	(3)	(3)
James J. Connors II (1)	(3)	(3)
Hillman CDT LLC (5)(6)	4,235,978	21.7%
Hillman CDT 2000 LLC (5)(6)	4,235,978	21.7%
Gerald Paul Hillman (4)(5)	(7)(8)	(7)(8)
James V. Sandry	—	—
Joseph Carr	—	—
David Fyfe (9)	58,518	*
Scott Brown (10)	8,778	*
Jeremy Burroughes (11)	24,383	*
SB Cha (12)	4,681	*
Stephen Chandler (13)	12,874	*
All directors and executive officers as a group (10 persons) (14)	13,004,295	66.7%

*	Less than 1%

(1)	Based on information contained in Schedule 13G, as filed on February 14, 2005. The business address for these persons is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.
(2)	The shares owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC represent the combined share ownership of Kelso Investment Associates VI, L.P. and KEP VI, LLC. Kelso Investment Associates VI, L.P. and KEP VI, LLC, due to their common control, could be deemed to beneficially own each of the other’s shares, but disclaim such beneficial ownership.
(3)	Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum, Berney, Loverro and Connors may be deemed to share beneficial ownership of shares owned of record by Kelso Investment Associates VI, L.P. and KEP VI, LLC, by virtue of their status as managing members of KEP VI, LLC and the general partner of Kelso Investment Associates VI, L.P. Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum, Berney, Loverro and Connors share investment and voting power with respect to the shares owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC, but disclaim beneficial ownership of such shares.
(4)	Messrs. Berney, Bynum and Hillman are directors.
(5)	Based on information contained in Schedule 13G, as filed on February 14, 2005. The business address for these persons is c/o Hillman Capital Corporation, 900 Third Avenue, 5th Floor, New York, New York 10022.
(6)	The shares owned by Hillman CDT LLC and Hillman CDT 2000 LLC represent the combined share ownership of Hillman CDT LLC and Hillman CDT 2000 LLC. Hillman CDT LLC and Hillman CDT 2000 LLC, due to their common control, could be deemed to beneficially own each of the other’s shares, but disclaim such beneficial ownership.

(7)	Hillman Capital Management LLC (“Hillman Capital LLC”) is the sole managing member of Hillman CDT LLC (“Hillman CDT”) and has the power to direct Hillman CDT as to the voting and disposition of shares held by Hillman CDT. Hillman Capital Corporation is the sole managing member of Hillman Capital LLC, and has the sole voting and dispositive power of Hillman Capital LLC with respect to the shares owned by Hillman CDT. Mr. Hillman is the sole stockholder of Hillman Capital Corporation and has the sole voting and dispositive power of Hillman Capital Corporation with respect to the shares owned by Hillman CDT. Mr. Hillman expressly disclaims beneficial ownership of the shares owned by Hillman CDT.
(8)	Hillman Capital Management 2000 LLC (“Hillman Capital 2000 LLC”) is the sole managing member of Hillman CDT 2000 LLC (“Hillman CDT 2000”) and has the power to direct Hillman CDT 2000 as to the voting and disposition of shares held by Hillman CDT 2000. Hillman Capital Corporation is the sole managing member of Hillman Capital 2000 LLC, and has the sole voting and dispositive power of Hillman Capital 2000 LLC with respect to the shares owned by Hillman CDT 2000. Mr. Hillman is the sole stockholder of Hillman Capital Corporation and has the sole voting and dispositive power of Hillman Capital Corporation with respect to the shares owned by Hillman CDT 2000. Mr. Hillman expressly disclaims beneficial ownership of the shares owned by Hillman CDT 2000.
(9)	Consists of shares issuable to Dr. Fyfe upon exercise of options exercisable within 60 days.
(10)	Consists of shares issuable to Dr. Brown upon exercise of options exercisable within 60 days.
(11)	Consists of shares issuable to Dr. Burroughes upon exercise of options exercisable within 60 days.
(12)	Consists of shares issuable to Dr. Cha upon exercise of options exercisable within 60 days.
(13)	Consists of shares issuable to Mr. Chandler upon exercise of options exercisable within 60 days.
(14)	Includes shares held by Kelso Investment Associates VI, L.P. and KEP VI, LLC that may be deemed to be beneficially owned by Mr. Bynum and Mr. Berney and shares held by Hillman CDT LLC and Hillman CDT 2000 LLC that may be deemed to be beneficially owned by Mr. Hillman.

Equity Compensation Plan Information for Fiscal Year Ended December 31, 2004

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted- average exercise price of outstanding options and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by CDT stockholders	2,168,807	(1)	$9.04	(2)	924,673	(3)

Equity compensation plans not approved by CDT stockholders	—		$—		—

Total	2,168,807	(1)	$9.04	(2)	924,673	(3)

(1)	Includes 1,198,816 restricted stock units issued pursuant to our Special Bonus Plan.
(2)	Calculated assuming an exercise price of zero for restricted stock units.
(3)	Includes 1,184 restricted stock units available for issue pursuant to our Special Bonus Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Agreements

Affiliates of Kelso and affiliates of Hillman Capital own, respectively, approximately 44% and 22% of our outstanding common stock. Each of Kelso and Hillman Capital is party to a separate consulting agreement with us pursuant to which they agree to provide such specific consulting services as we may request and we agree to indemnify them from and against any claims, losses and expenses they may incur in connection with their investment in us or their provision of services to us under these agreements or their being a controlling person of us, except as may be finally judicially determined to result from gross negligence or intentional misconduct on their part. Under the terms of each of these agreements, if Kelso or Hillman Capital provides consulting services specifically requested by us outside of the ordinary course of our business, we and Kelso or Hillman Capital, as applicable, will negotiate a mutually acceptable advisory fee. The term of our consulting agreements with Kelso and Hillman Capital ends on the date on which, respectively, Kelso (and its affiliates) and Hillman Capital (and its affiliates) cease to own any shares of our common stock. In connection with these agreements, Kelso and Hillman Capital may receive consulting fees from us and are entitled to receive reimbursement of certain out-of-pocket fees and expenses incurred in connection with their investments in us. No such consulting fees have been paid to Kelso or Hillman Capital. We paid Kelso expense reimbursements in the aggregate of $28,289, $67,420 and $20,200, respectively, for 2002, 2003 and 2004. We paid Hillman Capital expense reimbursements in the aggregate of $15,209 and $34,322, respectively, for 2002 and 2003. We did not pay Hillman Capital any expense reimbursements in 2004.

Registration Rights

Affiliates of Kelso and Hillman Capital are parties to a registration rights agreement with us that provides them certain demand and incidental registration rights. Various members of management who hold options exercisable for our common stock, including each of our executive officers, will be joined as parties to the registration rights agreement upon exercise of such holder’s options pursuant to which they will have certain incidental registration rights.

Director Fees and Relationships

No directors’ fees were paid in 2004. James V. Sandry was granted 5,000 stock options in December 2004. Mr. Sandry and Joseph Carr will be paid directors’ fees in 2005.

Mr. Carr, a current director, was the President and CEO of OSRAM Opto Semiconductors during a portion of 2004. In 2004, we received a royalty payment from Osram Optosemiconductors GmbH, an affiliate of OSRAM Option Semiconductors, which represented approximately 8% of our 2004 revenue.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for us by Ernst & Young LLP for the years ended December 31, 2004 and 2003 were as follows:

Services Provided	2004	2003
Audit	$867,780	$79,627
Audit Related	7,351	51,337
Tax	—	11,086
All Other	—	—

Total	$875,131	$142,050

Audit Fees. The aggregate fees billed for the years ended December 31, 2004 and 2003 were for professional services rendered for the audits of our consolidated financial statements, statutory audits of our subsidiaries, reviews of our interim consolidated financial statements and services provided in connection with statutory and regulatory filings, including our initial public offering. $538,150 of the fees for 2004 related to audit services for of our S-1 registration statement in preparation for the initial public offering of our common stock in December 2004.

Audit Related Fees. Audit related fees billed for the years ended December 31, 2004 and 2003 related to certain audits required by the U.K. Government and European Union in connection with grants received by us.

Tax Fees. The aggregate fees billed for the year ended December 31, 2003 were for professional services rendered relating to advice on U.K. taxation of stock option awards.

All Other Fees. There were no other fees billed for the years ended December 31, 2004 and 2003.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee of our Board of Directors has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by Ernst & Young LLP and the estimated fees related to these services. During the approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the registered public accountant. The services and fees must be deemed compatible with the maintenance of such accountants’ independence, including compliance with SEC rules and regulations. Throughout the year, the Audit Committee will review any revisions to the estimates of audit and non-audit fees initially approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements. Included in the 2004 Annual Report filed with the SEC on March 31, 2005.

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

Exhibit Number	Description of Document
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

4.1	Specimen certificate for common stock of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

4.2	Warrant, dated as of August 12, 2000, between CDT Acquisition Corp. and Heidrick & Struggles, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.1	Letter Agreement, dated July 27, 1999, between Cambridge Display Technology Limited and Kelso & Company, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.2	Letter Agreement, dated July 27, 1999, between Cambridge Display Technology Limited and Hillman Capital Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.3	Transaction Agreement, dated October 23, 2002, among CDT Acquisition Corp., Cambridge Display Technology Limited, Opsys Limited, Opsys UK Limited, the Warrantors, Opsys US Corporation and Opsys 2 Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.4	Agreement for the Sale and Purchase of Part of the Business of Opsys Limited, dated October 24, 2002, between Opsys UK Limited and Opsys Limited (incorporated by reference to Exhibit 10.4 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.5	Subscription and Exchange Agreement, dated October 25, 2002, between CDT Acquisition Corp. and Toppan Printing Co., Ltd. (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.6	Share Purchase Agreement, dated August 15, 2003, among CDT Acquisition Corp., Ulvac, Inc., Litrex Corporation and Cambridge Display Technology Limited (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

Exhibit Number	Description of Document
10.7	Joint Venture Agreement, dated August 15, 2003, among CDT Acquisition Corp., Ulvac, Inc., Litrex Corporation and Cambridge Display Technology Ltd. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.8	Loan Facility Letter, dated July 1, 2004, between Cambridge Display Technology Limited and Lloyds Bank PLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.9	Reimbursement Agreement, dated July 1, 2004, between Cambridge Display Technology Limited and IPIFS Guarantee Corp. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.10	Security Agreement, dated July 1, 2004, among Cambridge Display Technology Limited, CDT Oxford Limited and IPIFS Guarantee Corp. (incorporated by reference to Exhibit 10.10 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.11	Amended and Restated Registration Rights Agreement, dated December 22, 2004, among the Registrant, Kelso Investment Associates VI, L.P., KEP VI, LLC, Hillman Capital Corporation, Hillman CDT LLC, Hillman CDT 2000 LLC and certain employees minority stockholders of the Registrant and its subsidiaries (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.12	License Agreement, dated August 1, 1996, between Cambridge Display Technology, Ltd. and Philips Electronics N.V. (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.13	Cross License Agreement, dated November 25, 1999, between Cambridge Display Technology Limited and Seiko Epson Corporation (incorporated by reference to Exhibit 10.13 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.14	Side Letter, dated January 24, 2000, between Cambridge Display Technology Ltd. and Seiko Epson Corporation regarding the Cross License Agreement dated November 25, 1999 (incorporated by reference to Exhibit 10.14 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.14.1	Addendum Agreement, dated November 16, 2004, between Cambridge Display Technology Limited and Seiko Epson Corporation regarding the Cross License Agreement, dated November 25, 1999 (incorporated by reference to Exhibit 10.14.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.15	The New LEP Technology Agreement, dated January 1, 2001, between Cambridge Display Technology Limited and the University of Cambridge (incorporated by reference to Exhibit 10.15 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.16	Patent License, dated April 27, 2001, between Cambridge Display Technology Limited and OSRAM Opto Semiconductors GmbH & Co. OHG (incorporated by reference to Exhibit 10.16 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.17	License Agreement, dated August 13, 2001, between Cambridge Display Technology Limited and Sumitomo Chemical Co., Ltd. (incorporated by reference to Exhibit 10.17 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.18	Patent License of Displays and Display Illumination, dated October 16, 2001, between Cambridge Display Technology Limited, E.I. DuPont de Nemours and Company and Uniax Corporation (incorporated by reference to Exhibit 10.18 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

Exhibit Number	Description of Document
10.18.1	Materials Intellectual Property Agreement, dated November 13, 2001, between Cambridge Display Technology Limited and The Dow Chemical Company (incorporated by reference to Exhibit 10.18.1 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.19	Patent and Know-How License, dated December 14, 2001, between Cambridge Display Technology Limited and Covion Organic Semiconductors GmbH (incorporated by reference to Exhibit 10.19 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.20	Contract Research Agreement, dated December 14, 2001, between CDT International Limited and Covion Organic Semiconductors GmbH (incorporated by reference to Exhibit 10.20 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.21	License of Technology, dated January 21, 2002, between Opsys Limited (novated to CDT Oxford Limited by a Novation and Variation Agreement, dated October 22, 2002), University of Oxford, Isis Innovation Limited and University of St. Andrews (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.22	Option Agreement, dated December 1, 2003, between Cambridge Display Technology Limited, CDT Oxford Ltd. and Sumitomo Chemical Co., Ltd. (incorporated by reference to Exhibit 10.22 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.23	Patent and Co-Ownership Agreement, dated July 5, 2004, between CDT Oxford Limited and Isis Innovation Limited, The Chancellor, Masters and Scholars of the University of Oxford and the University Court of St. Andrews (incorporated by reference to Exhibit 10.23 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.24	Lease, dated March 29, 2001, between Scottish Widows PLC and Cambridge Display Technology Limited, of commercial premises at Unit 8 Cardinal Distribution Park, Godmanchester, Cambridge, England (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.25	Lease, dated March 29, 2001, between Scottish Widows PLC and Cambridge Display Technology Limited, of commercial premises at Unit 11 Cardinal Distribution Park, Godmanchester, Cambridge, England (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.26	Lease, dated March 29, 2001, between Scottish Widows PLC and Cambridge Display Technology Limited, of commercial premises at Unit 12 Cardinal Distribution Park, Godmanchester, Cambridge, England (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.27	Lease, dated June 11, 2004, between CGNU Life Assurance Limited and Cambridge Display Technology Limited, of commercial premises at 2020 Cambourne Business Park, Cambridge, England (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.28	Lease, dated June 27, 2000, between the University of Cambridge and Cambridge Display Technology Limited, of commercial premises at Greenwich House, Madingley Rise, Madingley Road, Cambridge, England (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.29(1)	Employment agreement with Dr. Fyfe, dated as of August 12, 2002 (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

Exhibit Number	Description of Document
10.29.1(1)	Amendment to employment agreement with Dr. Fyfe, dated as of August 31, 2004 (incorporated by reference to Exhibit 10.29.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.29.2(1)	Letter notification related to employment agreement with Dr. Fyfe, dated as of February 11, 2005

10.29.3(1)	Letter notification related to employment agreement with Dr. Fyfe, dated as of April 28, 2005

10.30(1)	Overseas benefit agreement with Dr. Fyfe, dated as of August 12, 2002 (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.31(1)	Employment agreement with Mr. Chandler, dated February 18, 2003 (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.32(1)	Employment agreement with Mr. Butcher, dated November 14, 2002 (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.33(1)	Employment agreement with Dr. Brown, dated March 28, 2002 (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.34(1)	Amendment to employment agreement with Dr. Brown, dated October 20, 2003 (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.35(1)	Employment agreement with Dr. Burroughes, dated July 1, 2004 (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.36(1)	Employment agreement with Dr. Cha, dated June 18, 2002 (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.37(1)	CDT Acquisition Corp. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.38(1)	Amendment to the CDT Acquisition Corp. Stock Incentive Plan, dated as of March 15, 2002 (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.39(1)	Amendment to the CDT Acquisition Corp. Stock Incentive Plan, dated as of October 17, 2002 (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.40(1)	Cambridge Display Technology, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.40 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.40.1(1)	Cambridge Display Technology, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.40.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.40.2(1)	Cambridge Display Technology, Inc. 2004 Stock Incentive Plan Stock Option Agreement for the Grant of Inland Revenue Approved Options in the UK (incorporated by reference to Exhibit 10.40.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.40.3(1)	Cambridge Display Technology, Inc. 2004 Stock Incentive Plan Stock Option Agreement for the Grant of Unapproved Options in the UK (incorporated by reference to Exhibit 10.40.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.41(1)	Cambridge Display Technology, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

Exhibit Number	Description of Document

10.42(1)	Cambridge Display Technology, Inc. Special Bonus Plan (incorporated by reference to Exhibit 10.42 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.42.1(1)	Special Bonus Plan Award Agreement with Dr. Fyfe, dated December 10, 2004 (incorporated by reference to Exhibit 10.42.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.43(1)	CDT Acquisition Corp. Nonqualified Stock Option Agreement between CDT Acquisition Corp. and the Employee (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.44	Agreement among the Registrant, Kelso Investment Associates VI, L.P., KEP VI, LLC, Hillman Capital Corporation, Hillman CDT LLC and Hillman CDT 2000 LLC relating to certain distributions (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.45	Amended and Restated Settlement and Amendment Agreement, dated as of December 14, 2004, among the Registrant, Cambridge Display Technology Limited, Opsys Limited, CDT Oxford Limited, Alexis Zervoglos, Michael Holmes, Opsys US Corporation, Opsys 2 Corporation and Opsys Management Limited (incorporated by reference to Exhibit 10.45 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.46	Amended and Restated Indemnification Agreement with Hermann Hauser, effective as of July 16, 2004 (incorporated by reference to Exhibit 10.46 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.47	Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.47 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

21.1	List of Subsidiaries of the Registrant (included in the 2004 Annual Report filed with the SEC on March 31, 2005)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (included in the 2004 Annual Report filed with the SEC on March 31, 2005)

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (included in the 2004 Annual Report filed with the SEC on March 31, 2005)

24.1	Powers of Attorney (included in the 2004 Annual Report filed with the SEC on March 31, 2005)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (included in the 2004 Annual Report filed with the SEC on March 31, 2005)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (included in the 2004 Annual Report filed with the SEC on March 31, 2005)

(1) Indicates a management contract or compensatory plan or arrangement.

(c) Financial Statement Schedules. Included in the 2004 Annual Report filed with the SEC on March 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Amendment No. 1 to the 2004 Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

By:	/s/ DAVID FYFE
DAVID FYFE Chief Executive Officer

Date: May 2, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the 2004 Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID FYFE David Fyfe	Chief Executive Officer (Principal Executive Officer) and Director	May 2, 2005

* Michael Black	Vice-President, Finance (Principal Financial Officer and Principal Accounting Officer)	May 2, 2005

* Philip Berney	Director	May 2, 2005

* Frank Bynum	Director	May 2, 2005

* Gerald Hillman	Director	May 2, 2005

* James Sandry	Director	May 2, 2005

* Joseph Carr	Director	May 2, 2005

*By:	/s/ DAVID FYFE
David Fyfe
Attorney-In-Fact