Form 10-Q
period 2005-03-31
Cambridge Display Technology, Inc.
filed 2005-05-13
CIK 1297968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:     -

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4085264
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Cambridge Display Technology Limited

2020 Cambourne Business Park

Cambridge CB3 6DW, United Kingdom

(Address of principal executive offices)

011-44-1954-713-600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, was 19,485,483, as of May 10, 2005.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

CAUTIONARY STATEMENT

CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q also contains information relating to us that is based on the beliefs of our management, as well as assumptions made by, and the information currently available to, our management. Among other things, these statements include, but are not limited to, the statements in this Quarterly Report on Form 10-Q regarding:

•	the outcomes of our ongoing and future research and development activities, and those of our licensees, related to our P-OLED technology referred to below;

•	the potential commercial applications of our P-OLED technology and of OLED products in general;

•	our ability to form and continue strategic relationships with manufacturers of P-OLED materials and displays;

•	successful commercialization of products including our P-OLED technology by our licensees;

•	the willingness of these manufacturers and licensees to continue to develop, manufacture and sell commercial products integrating our technology;

•	future demand for products using our P-OLED technology;

•	the comparative advantages and disadvantages of our technology versus competing technologies currently on the market;

•	the nature and potential advantages of any competing technologies that may be developed in the future;

•	our ability to compete against third parties with resources greater than ours;

•	our ability to maintain and improve our competitive position following the expiration of our fundamental patents;

•	the adequacy of protections afforded to us by the patents that we own or license and the cost to us of enforcing those protections;

•	our ability to obtain, expand and maintain patent protection in the future and to protect our unpatentable intellectual property;

•	the payments that we expect to receive in the future under our existing contracts and the terms that we are able to enter into with new licensees of our technology;

•	exposure of our international operations and those of our licensees to significant risks;

•	our future capital requirements and our ability to obtain additional financing when needed; and

•	our future P-OLED technology licensing and other revenues and results of operations.

In addition, when used in this Quarterly Report on Form 10-Q, including the documents incorporated by reference, the words “estimate,” “project,” “believe,” “intend” and “expect” as well as similar expressions involving potential future developments are intended to identify forward-looking statements. All of these forward-looking statements reflect our current views with respect to future events and are subject to risks and uncertainties that will cause actual results to differ, perhaps materially, from those contemplated by the statements, including those risks discussed in this Quarterly Report on Form 10-Q.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of information incorporated by reference herein, the date we file such information with the SEC, as the case may be. Except for special circumstances in which a duty to update arises when prior disclosure becomes materially misleading in light of subsequent events, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unexpected events.

In this Quarterly Report on Form 10-Q, the terms “the Company,” “our company,” “CDT,” “we,” “us” and “our” refer to Cambridge Display Technology, Inc. and its subsidiaries, unless the context otherwise requires.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share information)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$18,196	$26,892
Marketable securities	1,260	1,151
Accounts receivable, net	259	1,458
Due from affiliates	1,495	107
Taxes receivable	4,427	3,984
Prepaid expenses and other current assets	8,349	6,903

Total current assets	33,986	40,495

Property, equipment and leasehold improvements, net	14,863	15,995
Investments in affiliates	2,029	2,574
Goodwill	65,723	65,612
Other intangible assets, net	4,082	4,477

Total assets	$120,683	$129,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,184	$8,604
Deferred revenue	8,577	6,936
Due to affiliate	217	109

Total current liabilities	14,978	15,649

Deferred revenue	800	800
Deferred proceeds on sale of subsidiary stock	5,785	5,785
Other liabilities	540	480

Commitments and contingencies (Note 7)	—	—

Common shareholders’ equity:
Preferred stock, voting $0.01 par value, 46,667 authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized 19,485,483 issued and outstanding	195	195
Additional paid-in capital	273,012	273,079
Deferred compensation	(8,498)	(9,266)
Common stock subscribed	(3,163)	(3,163)
Accumulated other comprehensive loss	(405)	(514)
Accumulated deficit	(162,561)	(153,892)

Total common shareholders’ equity	98,580	106,439

Total liabilities and shareholders’ equity	$120,683	$129,153

See accompanying notes.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31, 2005	Three months ended March 31, 2004
Operating revenues:
License fees and royalties	$129	$640
Technology services and development	1,432	526
Equipment and supplies	—	150

Total operating revenues	1,561	1,316
Cost of sales:
License fees and royalties	1	6
Technology services and development	475	142
Equipment and supplies	—	91

Total cost of sales	476	239

Gross profit	1,085	1,077

Operating expenses:
Research and development expenses	3,980	3,675
Selling, general and administrative expenses	4,025	2,855
Amortization of intangibles acquired	395	395

Total operating expenses	8,400	6,925

Loss from operations	(7,315)	(5,848)

Other (expense) / income:
Equity in loss of Litrex	(1,555)	(401)
Equity in loss of Add-Vision	(46)	—
Foreign currency transaction gain	78	269
Other expense	(416)	—
Interest income	170	107

Total other (expense)	(1,769)	(25)

Loss before benefit for income taxes	(9,084)	(5,873)
Benefit for income taxes	(415)	(363)

Loss before cumulative effect of accounting change	(8,669)	(5,510)
Cumulative effect of accounting change	—	(12,200)

Net loss	(8,669)	(17,710)
Accretion of preferred stock	—	(1,751)

Net loss attributable to common shareholders	$(8,669)	$(19,461)

Net loss per common share attributable to common shareholders before cumulative effect of accounting change, basic and diluted	$(0.44)	$(0.74)
Net loss per common share attributable to common shareholders, basic and diluted	$(0.44)	$(1.98)

Weighted average number of common shares outstanding, basic and diluted	19,485	9,822

See accompanying notes.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31, 2005	Three months ended March 31, 2004
Operating activities
Net loss	$(8,669)	$(17,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	1,411	1,609
Gain on sale of property, equipment and leasehold improvements	(15)	—
Amortization of other intangible assets	395	395
Acquired in process R & D	—	12,200
Amortization of deferred compensation	768	1
Equity in loss of Litrex	1,555	401
Equity in loss of Add-Vision	46	—
Stock options granted	—	27
Changes in operating assets and liabilities:
Accounts and tax receivable	756	(1,420)
Due from affiliates	20	(6)
Prepaid expenses and other current assets	(1,446)	1,353
Accounts payable and accrued expenses	(2,420)	(1,618)
Deferred revenue	1,641	956
Other current and non-current liabilities	60	42

Net cash used in operating activities	(5,898)	(3,770)
Investing activities

Acquisition of property, equipment and leasehold improvements	(285)	(431)
Disposal of property, equipment and leasehold improvements	21	—
Costs relating to acquisition of CDT Oxford	(111)	—
Loan advanced to Litrex	(1,300)	—
Investment in affiliate (Add-Vision)	(1,056)	—
Cash of consolidated equity - CDT Oxford	—	1,564

Net cash (used in) / provided by investing activities	(2,731)	1,133

Financing activities

Costs related to the issuance of common stock	(67)	—

Net cash used in financing activities	(67)	—

Net decrease in cash	(8,696)	(2,637)
Cash and cash equivalents—beginning of period	26,892	10,400

Cash and cash equivalents—end of period	$18,196	$7,763

Supplemental disclosures of cash flow information
Interest paid	—	—
Taxes paid	(45)	(189)

See accompanying notes.

Cambridge Display Technology, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated balance sheet at March 31, 2005 and audited consolidated balance sheet at December 31, 2004 and the related unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2005 and March 31, 2004 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation. The unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (US GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly certain information and footnote disclosures normally included in financial statements required by US GAAP have been omitted. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K.

2. Other Comprehensive Loss

An unrealized gain of $0.1 million was reported in the three months ended March 31, 2005 due to the revaluation of marketable securities which are held by the Company. The stock is quoted in British pounds and, therefore, the revaluation comprises a component due to exchange rate fluctuation as well as a component due to an increase in the stock price.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net loss	$(8,669)	$(19,461)
Other comprehensive income / (loss):
Unrealized gains on marketable securities	138	—
Foreign currency translation adjustments	(29)	—

Other comprehensive income / (loss):	109	—

Comprehensive loss	$(8,560)	$(19,461)

3. Investments in Affiliates

Litrex

The Company has made advances of, in the aggregate, $1.3 million to Litrex Corporation in the first quarter of 2005. The $1.3 million of advances are repayable on January 31, 2006 or when there is a change in Litrex ownership, except that if the Company sells its remaining 50% equity interest in Litrex to Ulvac, Inc. and Ulvac agrees to guarantee the loan at that time, the repayment date will remain at January 31, 2006. The loan is interest bearing at a rate of between 5.25% and 5.50% depending on the date of the advance.

Add-Vision

In March 2005, the Company invested $1.0 million in Add-Vision, Inc., a company located in California that researches and develops flexible, low cost, low resolution displays in return for preferred stock with a 17% voting interest. It also granted Add-Vision a license to its intellectual property in return for preferred stock with a 22% voting interest. As a result of these transactions, the Company has, in the aggregate, a 39% voting interest in Add-Vision and has appointed two directors to its board. The Company has valued this investment at $1.1 million, comprising the amount invested in cash plus associated expenses. It has not assigned any additional value to the preferred stock issued in return for the license. The Company does not control Add-Vision and is accounting for its investment using the equity method. The Company has agreed to grant Add-Vision a license to additional intellectual property at a future date but does not expect this to result in the Company owning more than a 50% voting interest in Add-Vision.

4. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the SEC delayed implementation until the first annual period after December 15, 2005. SFAS No. 123R will cause expense (similar to the amounts in the Company’s pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is evaluating the requirements of SFAS No. 123R and has not yet determined the method of adoption or the effect that adopting SFAS No. 123R will have on its consolidated financial statements. However, the effect of adopting SFAS 123R will be to increase recorded stock compensation expense.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier adoption permitted. The provisions of SFAS 153 will be applied prospectively. The Company’s adoption of SFAS 153 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

5. Income Taxes

Income taxes are a benefit for the three months ended March 31, 2005 and 2004 reflecting tax credits to be received for research and development costs and Delaware franchise tax payments.

The “Taxes receivable” balance of $4.4 million at March 31, 2005 consists of $4.2 million of income tax refunds due for the period January 1, 2003 to March 31, 2005 and $0.2 million due in respect of United Kingdom value added tax. The income tax refund in relation to 2003 has not yet been received since the Company’s claim is being investigated by the U. K. tax authorities with respect to whether or not the Company meets the criteria of being a small or medium-sized enterprise. The Company believes that it does meet those criteria and that it is more likely than not that the refund will be received. In the event the U. K. tax authorities were to rule that the Company did not qualify for any repayment the Company would have to reverse the tax benefit of $4.2 million of which $2.2 million relates to 2003, $1.5 million relates to 2004 and $0.5 million relates to the three months ended March 31, 2005. The Company would not be required to repay any tax repayments which have been received in relation to prior years.

6. Stock-Based Compensation

The Company follows APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock options awarded to employees. Accordingly, other than certain grants at less than fair value, the Company has recognized no compensation expense with respect to options granted to employees. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net loss for the three months ended March 31, 2005 and 2004 would have been the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net loss—as reported	$(8,669)	$(17,710)
Less: accretion of preferred stock	—	(1,751)
Add back: APB 25 cost	768	1
Less: total stock-based employee compensation expense under the fair value method	(982)	(91)

Net loss attributable to common shareholders - pro forma	$(8,883)	$(19,551)

Net loss per share:
Basic and diluted - as reported	$(0.44)	$(1.98)

Basic and diluted - pro forma	$(0.46)	$(1.99)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model using assumptions for the risk-free interest rate, volatility factor and expected life as detailed in the table below. The volatility factor for options issued prior to the Company’s initial public offering in December 2004 was based on the volatility of the Company’s stock price as measured using the prices at which stock was bought while the Company remained private. The volatility factor used for options issued on or after the Company’s initial public offering was based on fluctuations in the stock price of comparable public companies.

	Options Issued After IPO in December 2004	Options Issued Prior to IPO in December 2004
Black-Scholes Assumptions:
Risk-Free Interest Rate	3.31%	4.25%
Volatility Factor	74.8%	15.3%
Expected Life	4 Years	4 Years
Dividend Yield	Zero	Zero

As any options granted in the future will also be subject to the fair value pro forma calculations, the pro forma results for three months ended March 31, 2005 and March 31, 2004 may not be indicative of future years.

In December 2004, the Company allocated awards under its special bonus plan to officers and employees. These awards were made from a bonus pool with a value of $14.4 million, based on the initial public offering price for our common stock of $12.00 per share. All awards under this plan made with respect to this offering were made in restricted stock units representing a right to receive, in the aggregate, 1,200,000 shares of our common stock. Except as discussed below, such awards will vest in three equal installments on each of the first three anniversaries of the public offering. However, if Kelso & Company, the Company’s largest shareholder, sells, in the aggregate, more than 25% of its shares of our common stock, such awards will vest in full upon such sale. We are expensing the value of these awards over a three-year period commencing December 2004, subject to acceleration in the event of a Kelso sale.

Substantially all awards made under this plan will be subject to U.K. employer’s national insurance tax, which is currently 12.8% of the value of the awards and which would be payable by us based on the market value of the stock on the date it becomes available for sale. The award to the Company’s chief executive officer, representing 35% of the bonus pool, or restricted stock units with a value of $5.0 million at the initial public offering price of $12.00 per share, will vest whether or not he remains employed by us unless he is terminated for cause (as defined in his employment agreement), if his employment agreement is not extended for cause or if he terminates his employment in circumstances that justify termination for cause. The value of the award to the chief executive officer, plus the U.K. employer’s national insurance tax of 12.8% payable by us, was expensed in December 2004. The accrued charge for the U.K. employer’s national insurance tax will depend on the market price of our common stock when it is delivered and will be subject to variability upon fluctuations in our stock price until such time as all shares of our common stock have been delivered to recipients of awards under this plan. The U.K. national insurance tax will have to be paid at the time the stock is issued to the award holders.

In the three months ended March 31, 2005 the Company charged $0.8 million to operating expenses in relation to three months vesting awards to other bonus holders other than the Company’s chief executive officer. A net benefit of $0.1 million was recognized in relation to the potential U.K. employer’s national insurance tax liability – comprised of a revaluation of the liability which had been accrued at December 31, 2004 due to a decline in the Company’s share price and a charge in relation to the vesting of awards in the three months to March 31, 2005. This accrual will continue to vary depending on the share price at the end of each quarter, the vesting schedule and the current U.K. employer’s national insurance tax rate.

7. Commitments and Contingencies

Included within “Other intangible assets, net” at March 31, 2005 and December 31, 2004 is a license for intellectual property which is valued, net of accumulated amortization, at $1.6 million and $1.8 million, respectively. The licensor has advised the Company that this license is terminated, on grounds which the Company believes are not well founded. The licensor has been in negotiation with the Company with a view to resolving this dispute such that the Company would retain its rights to this intellectual property and the Company believes that this dispute will be resolved satisfactorily without recourse to legal action. In the event that these discussions are not successful, the Company could incur material expenditures on legal proceedings against the licensor and might have to write off the net value of this asset.

When the Company acquired Opsys Limited in December 2004, there was an arbitration action being conducted in California to settle a claim by a former employee in the amount of $0.3 million. In the event that the Company loses the arbitration or settles this claim, shares currently held in escrow and owned by the former shareholders of Opsys will be forfeited to the value of the award or settlement.

In January 2005, Sunnyside Development Company filed a complaint against Opsys Limited and a company named by Sunnyside Development as CDT Limited, which is presumably intended to refer to one of the Company’s subsidiaries, Cambridge Display Technology Limited, in California Supreme Court alleging breach of contract and fraud arising out of an alleged property lease agreement between Opsys Limited and Sunnyside Development. Cambridge Display Technology Limited was not party to the lease. Sunnyside Development seeks compensatory damages that it claims exceed $10 million and punitive damages in the amount of $25 million. In October 2002, Opsys Limited and Sunnyside Development executed an Assignment of Lease and Consent of Lessor, which included a release of Opsys Limited by Sunnyside Development. In February 2005, the action was removed to the United States District Court for the Northern District of California. The Company believes that the claim has no merit and has filed a motion to dismiss the case. In April 2005, the United States District Court dismissed all the claims against CDT Limited and the claim for fraud against Opsys Limited, but gave Sunnyside permission to amend all its claims. On May 11, 2005, Sunnyside filed an amended complaint reasserting a fraud claim against both Opsys Limited and “CDT Ltd.”

On the basis of facts presently known, the Company is not involved in any other legal proceedings which could have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Under the terms of a contract between Covion Organic Semiconductors and the Company, the Company is obligated to provide the equivalent of 10 full-service equivalent scientists and engineers to work on research and development projects related to P-OLED materials until December 2006. The Company receives royalties from Covion based on the revenues for all Covion’s sales of P-OLED materials, whether or not those materials were developed by the project team. Through March 31, 2005, the royalties received from Covion were less than the costs of funding the project team and such excess costs have been expensed. Since royalties will continue to be payable after the obligation to provide research services has concluded, the Company anticipates that the contract will be profitable and accordingly has not included a loss provision.

Under the terms of the Sale and Purchase Agreement with Ulvac, the Company is required to fund 50% of the special bonus plan in which all employees of Litrex are eligible to participate. The liability under this plan is related to the cash flow performance of Litrex and will not exceed $1.3 million. The Company will only become liable for this when it sells its remaining 50% equity interest in Litrex. This amount will be withheld from the purchase price to be received from Ulvac, in addition to the other amounts to be held in escrow under the terms of the Sale and Purchase Agreement.

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

The Company has a line of credit that was entered into in July 2004 providing for a maximum amount of $14.5 million, which was not drawn upon at March 31, 2005. This line of credit is available for a minimum of one year, renewable for two further years, and is secured by a letter of credit issued by Wells Fargo Bank, which, in turn, is secured by the Company’s patents, trademarks and copyrights and associated license revenues. In addition to certain fixed fees payable regardless of whether or not the facility is utilized and which amount to approximately 3% of the total amount of the facility per year, the Company will be liable to pay interest and charges of 3.75% above the U.S. dollar London Inter-Bank Offer Rate on any drawing under this facility. Under the terms of this facility, any draw down requires the Company to certify that it continues to satisfy certain financial covenants: specifically its Consolidated Total Net Worth, as defined, must exceed $75.0 million, and its current assets less current liabilities, but excluding deferred revenue, must not be less than minus $15.0 million. In addition, the Company is required to report the filing of any new patents, trademarks and copyrights and add those to the existing intellectual property portfolio which has been assigned as security to IPI Financial Services, a company which specializes in arranging loan guarantees secured with intellectual property portfolios, which arranged the letter of credit. The Company is obligated to maintain the validity of all of its patents and only to license such patents to third parties under terms which are within the parameters of its customary licensing practices or to which IPI Financial Services has provided its consent.

8. Subsequent Events

In April 2005, the Company loaned a further $0.2 million to Litrex at a rate of interest of 5.5%, increasing the total loan outstanding to $1.5 million. The total amount is repayable on January 31, 2006 or when there is a change in Litrex ownership, except that if the Company sells its remaining stake in Litrex to Ulvac and Ulvac agrees to guarantee the loan at that time, the repayment date will remain at January 31, 2006.

In May 2005, the Company loaned a further $0.5 million to Litrex at a rate of interest of 5.5%, increasing the total loan outstanding to $2.0 million. This $0.5 million loan was negotiated separately from the previous arrangement with different repayment terms. It is repayable on November 15, 2005 or when there is a change in Litrex ownership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those expected in these forward-looking statements as a result of various factors, including those set forth under “Factors That May Affect Our Operating Results” or elsewhere in this Quarterly Report on Form 10-Q.

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

We sold our first P-OLED license in 1996 to Royal Philips Electronics and currently have nine device licensees, four materials licensees and two component licensees and are working with a number of additional display manufacturers through joint technology development programs and informal relationships. We recognized our first royalty revenues in 2002 when commercial consumer electronics products began incorporating our P-OLED technology. Currently, our P-OLED technology is being used in mobile phones, electric shavers, MP3 players, medical equipment and other applications.

While we have made significant progress over the past few years in advancing our P-OLED technology into a number of display licenses, we have incurred significant losses and will continue to do so unless our P-OLED technology becomes more widely adopted and commercialized by flat panel display manufacturers. At March 31, 2005, we had an accumulated deficit of $162.6 million in large part due to the research and development expenditures we have incurred. Our total research and development expenditures since 1999 exceed $70.0 million.

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

We believe that the key factors that will contribute to the successful execution of our strategy are:

•	the further development of P-OLED materials and device structures in order to increase the commercial lifetimes of P-OLED products;

•	the further development of ink jet printing equipment and processes, and other deposition processes, so that mass production of full color P-OLED displays can be demonstrated;

•	the further development of other technologies required for P-OLED displays, particularly active matrix thin film transistor display driver technology; and

•	the adoption of P-OLED technology by increasing numbers of existing and potential future display manufacturers.

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

We believe that the flat panel display, or FPD, market will remain price sensitive. Limited penetration of P-OLED displays will be possible if there is a price premium, but we believe that any such premium will have to erode and that production costs at volume will have to be lower for P-OLED than for competing technologies in order that P-OLED products can take significant market share.

In reading our financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance:

•	Because our license fees often consist of large one-time payments and our royalties for the foreseeable future are expected to be smaller, recurring payments, we expect fluctuations in these revenues depending on the periods in which we enter into new licenses.

•	We have and will continue to invest significant resources in research and development in order to develop and effectively demonstrate our technology so that it can be commercialized in a growing number of applications. Our total research and development expenditures in 2004 were $14.2 million and in the three months ended March 31, 2005 were $4.0 million.

•	The extent to which we continue to enter into new technology development agreements and existing technology development partners enter into commercial licenses for use of our P-OLED technology impacts our future royalties.

•	The extent to which our existing licensees expand the use of our P-OLED technology in commercial applications in their consumer electronic products impacts our future royalties.

Results of Operations

Comparison of Three Months Ended March 31, 2005 and March 31, 2004

Operating Revenues (in thousands)	Three months ended March 31, 2005	Three months ended March 31, 2004	% Increase / (Decrease)
License fees and royalties	$129	$640	(80)%
Technology services and development	1,432	526	172%
Equipment and supplies	—	150	(100)%

Total operating revenues	$1,561	$1,316	19%

Revenues from License fees and royalties fell by $0.5 million, or 80%, from $0.6 million in the first quarter of 2004 to $0.1 million in the first quarter of 2005. License fee revenues in the first quarter of 2004 were $0.5 million, and were comprised of revenues from one existing licensee. There were no license fee revenues in the first quarter of 2005 and no further license fee stage payments under existing licenses are expected in 2005. We are working closely with a number of potential licensees, but there can be no certainty that any new licenses will be negotiated during 2005. Royalty revenues were $0.1 million from five different companies in the first quarter of 2004 and $0.1 million from five different companies in the first quarter of 2005. We expect that total royalty revenues in 2005 will show significant growth versus 2004.

Technology services and development revenues grew by $0.9 million from $0.5 million in the first quarter of 2004 to $1.4 million in the first quarter of 2005, an increase of 172%. This growth is due to an increase in the number of technology transfer and development contracts from three in the first quarter of 2004 to six in the first quarter of 2005. Equipment and supplies revenues of $0.2 million in the first quarter of 2004 related to the supply of OLED device testing equipment. We expect significant growth in the combined Technology services and development and Equipment and supplies lines in 2005. We have entered into contracts which include the supply of ink jet printing equipment as well as technology transfer and expect to be recognizing revenues from these contracts as the equipment is accepted and technology is transferred in 2005.

Total operating revenues increased by $0.3 million from $1.3 million in the first quarter of 2004 to $1.6 million in the first quarter of 2005, an increase of 19%. We believe that continued and stronger revenue growth is probable in 2005.

Given the nature of our business and the current stage of our development, including the factors and trends described at the end of “Overview” above, revenues fluctuate significantly from quarter to quarter and will continue to do so in 2005.

Sumitomo Chemical, Kolon and Samsung Electronics each accounted for in excess of 10% of our revenues for the first quarter of 2005. Sumitomo Chemical is a shareholder of CDT, owning less than 10% of our common stock.

Cost of Sales (in thousands)	Three months ended March 31, 2005	% of Revenues *	Three months ended March 31, 2004	% of Revenues *
License fees and royalties	$1	1%	$6	1%
Technology services and development	475	33%	142	27%
Equipment and supplies	—	—	91	61%

Total Cost of sales	$476	30%	$239	18%

*	the percentages shown in these columns represent each Cost of sales figure divided by the corresponding Revenue figure from the Operating Revenues table above

Cost of sales related to License fees and royalties was 1% of related sales for both the first quarter of 2004 and the first quarter of 2005. The primary component for both quarters was payments to third parties from whom we have acquired intellectual property. We expect that cost of sales for License fees and royalties will average between 1% and 2% of related sales in 2005. Cost of sales related to Technology services and development rose from 27% for the first quarter of 2004 to 33% for the first quarter of 2005.

We account for cost of sales on an incremental cost basis and, therefore, relatively high margins are required in order for these contracts to make a contribution to our fixed costs.

Research and development (in thousands)	Three months ended March 31, 2005	Three months ended March 31, 2004	% Increase / (Decrease)
Total Research and development expenses	$3,980	$3,675	8%

Our research and development expenses increased by $0.3 million from $3.7 million in the first quarter of 2004 to $4.0 million in the first quarter of 2005. These figures are shown net of grant receipts of $0.1 million in the first quarter of 2004 and zero in the first quarter of 2005. A charge of $0.2 million was recorded in the first quarter of 2005 for the grant of restricted stock units issued under our special bonus plan. In addition to the $4.0 million expenditure on research and development in the first quarter of 2005, $0.8 million was incurred on very similar activities but in support of revenue-generating projects compared with $0.2 million in the first quarter of 2004. The level of support for such projects in the first quarter of 2005 is likely to be indicative of the remaining quarters of 2005. A portion of this expenditure is charged to cost of sales in the current period and the remainder is held on the balance sheet in “Prepaid expenses and other current assets” and will be charged to cost of sales when the corresponding revenue is recognized. Research and development expenses will continue to vary from quarter to quarter due to the specific requirements of the projects being carried out in any quarter.

Selling, general and administrative expenses (in thousands)	Three months ended March 31, 2005	Three months ended March 31, 2004	% Increase / (Decrease)
Total Selling, general and administrative expenses	$4,025	$2,855	41%

Our selling, general and administrative expenses increased by $1.1 million from $2.9 million in the first quarter of 2004 to $4.0 million in the first quarter of 2005. $0.6 million of this increase was due to a charge related to awards of restricted stock units which were made in the fourth quarter of 2004. The primary reason for the remainder of the increase was due to the costs of our line of credit, increased costs of patent filing, increased cost of directors and officers insurance and other costs associated with being a public company. We believe that we will continue to incur significant additional selling, general and administrative expenses in 2005 associated with being a public company.

Our amortization of intangibles acquired remained constant at $0.4 million for the first quarter of 2004 and the first quarter of 2005.

Other income (expense) (in thousands)	Three months ended March 31, 2005	Three months ended March 31, 2004
Equity in loss of Litrex	$(1,555)	$(401)
Equity in loss of Add-Vision	(46)	—
Foreign currency transaction gain	78	269
Other expense	(416)	—
Interest income	170	107

Total Other (expense)	$(1,769)	$(25)

Equity in loss of Litrex increased from $0.4 million in the first quarter of 2004 to $1.6 million in the first quarter of 2005 due to a significant increase in development costs incurred by Litrex to develop printers for larger glass sizes. We expect Litrex to continue reporting losses as it continues to invest in ink jet printer development and will report 50% of those losses while we continue to hold a 50% equity interest. We expect to sell our 50% equity interest in November 2005.

The Equity in loss of Add-Vision includes our portion of one month’s loss. We expect this level of loss to increase in future periods as Add-Vision incurs research and develop expenditures on its disposable, flexible display technology.

Currency gains primarily result from the revaluing assets and liabilities denominated in currencies other than U. S. dollars. We would expect a gain from such revaluations in 2005 if the U. S. dollar weakens versus the British pound during the year and a loss if it strengthens since our British pound denominated assets generally exceed our British pound denominated liabilities.

Other expense of $0.4 million in the first quarter of 2005 relates to an unrealized loss in the value of forward exchange contracts, which we have taken out in order to economically hedge future British pound expenses.

Interest income was higher in the first quarter of 2005 than in the first quarter of 2004 due to higher average cash balances – unless interest rates fall, we expect higher interest income in 2005 due to our higher cash balance following our initial public offering.

Our benefit for income taxes was $0.4 million for both the first quarter of 2004 and the first quarter of 2005. This benefit is shown because we surrendered tax losses which related to certain research and development expenditures to the UK tax authorities in return for a cash payment. The tax refund in relation to 2003 has not yet been received since our claim is being investigated by the U. K. tax authorities with respect to whether or not we meet the criteria of being a small or medium-sized enterprise. We believe that we do meet those criteria and that it is more likely than not that the refund will be received. In the event the U. K. tax authorities were to rule that the we did not qualify for any repayment we would have to reverse a tax benefit of $4.2 million of which $2.2 million relates to 2003, $1.5 million relates to 2004 and $0.5 million relates to the three months ended March 31, 2005. We would not be required to repay any tax repayments which have been received in relation to prior years.

Our loss before cumulative effect of accounting change increased by $3.2 million from $5.5 million in the first quarter of 2004 to $8.7 million in the first quarter of 2005. Our net loss to common shareholders decreased by $10.8 million from $19.5 million in the first quarter of 2004 to $8.7 million in the first quarter of 2005. This decrease reflects the effect of a $12.2 million cumulative effective of accounting change in the first quarter of 2004 due to the consolidation of CDT Oxford on January 1, 2004 related to a write-off of in-process research and development when CDT Oxford was acquired by us in October 2002, partially offset by increased operating expenses and the increased loss associated with the Company’s investment in Litrex. We recorded $1.8 million charge for accretion of our preferred stock in the first quarter of 2004 but, following the conversion of all of our preferred stock into common stock immediately prior to our initial public offering in December 2004, we no longer have any preferred stock outstanding and accretion charges will not be recorded in 2005.

Liquidity and Capital Resources

Our cash balance was $18.2 million as of March 31, 2005. Net cash used in operating activities was $3.8 million for the quarter ended March 31, 2004 and $5.9 million for the quarter ended March 31, 2005. $1.5 million of the increase in cash use was due to the increase in loss from operations and $0.6 million due to an increase in working capital. During the first quarter of 2005 we paid $1.0 million to settle liabilities of Opsys and $0.4 million of expenses related to our initial public offering in December 2004. We have no outstanding borrowings under our credit facility and are not currently planning to draw down under this facility.

Our accounts receivable fell from $1.5 million at December 31, 2004 to $0.3 million at March 31, 2005 due to the receipt of stage payments due under contracts which had been invoiced in 2004 and paid in the first quarter of 2005. Our prepaid and other assets increased from $6.9 million at December 31, 2004 to $8.3 million at March 31, 2005 due to expenses incurred in relation to delivery of services under contracts for which we have not yet recognized revenue and also due to the payment of our directors and officers insurance premium in January 2005. Our current deferred revenue balance increased from $6.9 million at December 31, 2004 to $8.6 million at March 31, 2005 because we received further stage payments with respect to contracts for which delivery is not yet complete such that we can recognize revenue. We expect to realize, during 2005, substantially all currently deferred revenue at March 31, 2005 but, given that it is our objective to enter into further such contracts in 2005, we would expect significant balances to remain in both prepaid and other assets and deferred revenue at the end of 2005.

Net cash provided by investing activities for the quarter ended March 31, 2004 was $1.1 million primarily consisting of $1.6 million opening cash balance of CDT Oxford which was consolidated effective January 1, 2004 less $0.4 million capital expenditures for the quarter. Net cash used in investing activities for the quarter ended March 31, 2005 was $2.7 million, primarily consisting of $1.1 million for the acquisition of an equity interest in Add-Vision, $0.3 million for the acquisition of fixed assets and $1.3 million advanced to Litrex. We have provided a further $0.7 million of funding for Litrex since the end of the first quarter of 2005. Total funding provided to Litrex in 2005 has been $2.0 million – we expect $0.5 million to be repaid during 2005 and the remainder to be repaid in January 2006. We believe that we will sell our remaining 50% interest in Litrex by November 2005 and are currently negotiating funding arrangements for Litrex for the remainder of 2005 while we remain a shareholder.

Capital expenditures were $0.4 million for the first three months of 2004 and $0.3 million for the first three months of 2005 – higher levels of capital expenditure are anticipated later in 2005. Our property, equipment and leasehold improvements balance fell from $16.0 million at December 31, 2004 to $14.9 million at March 31, 2005 due to the continuing depreciation of the assets which comprise our Technology Development Centre.

We expect, based on our internal forecast and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts and revenues) that we have sufficient cash to meet our obligations for at least the next twelve months. We have a line of credit that we entered into in July 2004 providing for a maximum amount of $15.0 million, which was not drawn upon at March 31, 2005 and of which $0.5 million may not be borrowed. This line of credit is available for a minimum of one year, renewable for two further years, and is secured by a letter of credit issued by Wells Fargo Bank, which is secured by our patents, trademarks and copyrights and associated license revenues. In addition to certain fixed fees payable regardless of whether or not the facility is utilized and which amount to approximately 3% of the total amount of the facility per year, we will be liable to pay interest and charges of 3.75% above the U.S. dollar London Inter-Bank Offer Rate on any drawing under this facility. Under the terms of this facility, any draw down requires us to certify that we continue to satisfy certain financial covenants: specifically our Consolidated Total Net Worth, as defined, must exceed $75.0 million, and our current assets less current liabilities, but excluding deferred revenue, must not be less than minus $15.0 million. In addition, we are required to report the filing of any new patents, trademarks and copyrights and add those to the existing intellectual property portfolio which has been assigned as security to IPI Financial Services which arranged the letter of credit. We are obligated to maintain the validity of all of our patents and only to license such patents to third parties under terms which are within the parameters of our customary licensing practices or to which IPI Financial Services has provided its consent. At March 31, 2005 $14.5 million was available to be drawn down under this facility and we were in compliance with the terms of the agreements described above.

In March 2005, we invested $1.0 million in Add-Vision, a company located in California that researches and develops flexible, low cost, low resolution displays and incurred $0.1 million of costs associated with this investment. We also granted Add-Vision a fully paid-up license to our intellectual property in return for additional equity and may grant a further license for additional intellectual property in return for additional equity. As a result of these transactions, we currently have a voting interest in Add-Vision of approximately 39%. This interest will increase if we grant the additional license described above, but is not expected to exceed 50%. Add-Vision may require additional funding in the future, and we may contribute to such funding, but we do not anticipate investing further funds in Add-Vision during 2005.

During 2004 we entered into a number of forward exchange contracts to sell U. S. dollars and buy British pounds in order to fund our U.K. operating expenses during 2005. We entered into fixed rate contracts for each of the months from January to April 2005 for an aggregate amount of $6.0 million at exchange rates ranging from 1.83 to 1.85. We entered into further contracts for each of the months from May to December at an exchange rate of no higher than 1.96 and for an aggregate amount of $14.0 million. Under the terms of the later-dated contracts, if the spot exchange rate as each contract matures is higher than 1.96 we will sell the U. S. dollars at a rate of 1.96. If the spot exchange rate as each contract matures is lower than 1.96 we will sell half of the contracted U. S. dollars at a rate of 1.96 and half at the spot exchange rate. The purpose of these transactions is to limit the risk of adverse exchange rate fluctuations while retaining some benefit in the event of favorable fluctuations. We may enter into similar transactions in the future. These contracts were not designated as hedging instruments and, therefore, gains and losses are recognized immediately in earnings during the period.

Factors That May Affect Our Operating Results

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results will differ, perhaps materially, from those expected in those forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

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

Since inception, we have generated limited revenues while incurring significant losses. We expect to incur losses for the foreseeable future until such time, if ever, as we are able to achieve sufficient levels of revenue from the commercial exploitation of our Polymer Organic Light Emitting Diode, or P-OLED, technology to support our operations. You should note that:

•	P-OLED technologies may never be broadly commercially adopted;

•	markets for FPDs using P-OLED technologies may be limited; and

•	we may never generate sufficient revenues from the commercial exploitation of our P-OLED technology to become profitable.

We license our P-OLED technology to P-OLED materials manufacturers and display manufacturers, which then incorporate our technology into the materials and products they sell. Even if we and our display manufacturer licensees develop commercially viable applications for our P-OLED technologies, we may never recover our research and development expenses. We had net losses of $22.8 million, $34.8 and $8.7 million for the years ended December 31, 2003 and December 31, 2004 and the three months ended March 31, 2005, respectively, and as of March 31, 2005, we had an accumulated deficit of $162.6 million. We expect to report net losses in future periods. We cannot predict what impact continued net losses might have on our ability to finance our operations in the future or on the market value of our common stock.

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

We have been notified that Philips is considering strategic options for its P-OLED business, but that no decisions have yet been made. We have received $543 thousand (which includes $533 thousand received by Litrex), $33 thousand and $70 thousand in revenues from Philips in, respectively, fiscal years 2002, 2003 and 2004 and $2 thousand for the three months ended March 31, 2005. We do not expect these actions to have any material impact on our financial results in fiscal year 2005. We can provide no assurances with respect to alternatives Philips may be considering or the effects that any decision by Philips with respect to its P-OLED business may have on our business or future results of operations.

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

Our business strategy depends upon our development and maintenance of commercial licensing relationships with high-volume manufacturers of P-OLED displays. As of March 31, 2005, we had entered into nine licenses with display manufacturers, and have seven other relationships with manufacturers which are limited to technology development and the evaluation of our P-OLED technology for possible use in commercial production. Any of these relationships may fail to result in the display manufacturers entering into a licensing arrangement or, subsequently, commercial production, as applicable, of devices using our P-OLED technology on a scale sufficient for our business strategy to succeed. Moreover, if a licensee is no longer using our technology, it can generally terminate the license agreement upon notice and without further payment to us.

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

Currently, and for the foreseeable future, a significant portion of our revenues are and will be derived from a concentrated number of licensees. In 2003, 2004 and the first quarter of 2005, 10, five and seven customers accounted for, respectively, 74%, 66% and 60% of our revenues. Furthermore, in 2003, 2004, and the first quarter of 2005 two, four and one licensees accounted individually for more than 10% of our revenues. Our future success will depend upon our ability to establish and maintain relationships with key licensees and to attract new licensees. If our royalty revenues are derived from a concentrated few licensee relationships, our operating results will be harmed if those licensees experience operating difficulties or curtail or terminate their use of our licensed technology, and we are not able to obtain replacement royalty sources. Replacement royalty sources may be difficult to obtain because of the lengthy periods required to attract and sign-up new licensees and have them enter commercial production.

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

Our capital requirements have been, and will continue to be, significant. Substantial additional funds will be required in the future to maintain current levels of expenditure for research, development and commercialization of our P-OLED and related technologies, to obtain and maintain patents and other intellectual property, or IP, rights in these technologies, and for working capital and other purposes, the timing and amount of which are difficult to forecast. Our total research and development expenditures were $16.8 million in 2003, $14.2 million in 2004 and $4.0 million for the three months ended March 31, 2005. Our cash on hand will not be sufficient to meet all of our future needs. When we need additional funds, such funds may not be available on commercially reasonable terms, or at all. If we cannot obtain more money when needed, we might be forced to cut back our current activities and our business might fail. In July 2004, we secured a line of credit in a maximum amount of $15.0 million, of which $0.5 million may not be borrowed, available for one year and extendible for up to two additional years to meet our short term capital requirements. There are financial costs associated with maintaining and accessing this facility. In addition, any borrowing under this facility is secured by a letter of credit issued by Wells Fargo Bank, which is secured by our IP portfolio and results in the imposition of certain financial and operating restrictions by the lender.

As part of our agreement with Ulvac, Inc., or Ulvac, for the sale to Ulvac of a 50% interest in Litrex, we granted Ulvac a call, and obtained a put, on our remaining 50% interest in Litrex, exercisable in August 2005, with the closing to occur within 90 days of exercise. We expect that the sale of our remaining 50% interest in Litrex to Ulvac will occur in November 2005 and that we will receive a minimum of $10.0 million from Ulvac. Nevertheless, under certain circumstances such as infringement, impairment or unavailability of intellectual property required for Litrex to operate, or the departure of a group of key employees from Litrex, this sale may not proceed. If the sale does not proceed, we will not receive the expected proceeds from the sale of Litrex stock to Ulvac. In addition, in certain circumstances, we may be required to repurchase Ulvac’s 50% interest in Litrex for $15.1 million, the price Ulvac paid for their 50% interest, plus any additional funding that Ulvac provided to Litrex. If Ulvac were to fail to perform its obligations to continue to support Litrex’s development of ink jet printers for the display manufacturer industry, we may exercise our rights under a fallback license to obtain the necessary IP to develop, manufacture and supply ink jet printing equipment for use by manufacturers using our P-OLED technology independent of Litrex. In any such circumstance, we may incur substantial additional costs in order to ensure that ink jet printing equipment is made available for P-OLED display manufacturers. We have provided loans of $2.0 million to Litrex so far in 2005 and may provide additional loans, or other forms of funding, to Litrex in the future.

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

If our licensees are forced to take any of the foregoing actions, they may be unable to manufacture and sell their products that incorporate our technology at a profit or at all. Furthermore, the measure of damages in IP litigation can be complex, and is often subjective or uncertain. If our licensees were to be found liable for infringement of proprietary rights of a third party, the amount of damages they might have to pay could be substantial and is difficult to predict. Decreased sales of our licensees’ products incorporating our technology would adversely affect our royalty revenues under existing licenses. Any necessity to procure rights to the third-party technology might cause our existing licensees to renegotiate the royalty terms of their license with us to compensate for this increase in their cost of production or, in certain cases, to terminate their license with us entirely. Were this renegotiation to occur, certain of our license agreements that contain “most favored nation” provisions, requiring that we offer at least as favorable terms to the holder of such a license as we offer to any other licensee, would be affected and we would also receive reduced royalties from those licenses. These developments would also harm our ability to compete for new licensees and would adversely affect the terms of the royalty arrangements we could enter into with any new licensees.

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

Our performance is substantially dependent on the continued services of senior management, particularly our Chief Executive Officer, who has been principally responsible for establishing and maintaining many of our most important commercial relationships, and our Chief Technology Officer, who was one of the inventors of our fundamental P-OLED technology and helps direct our technology development program, and on our ability to offer competitive salaries and benefits to our employees. We do not carry key person life insurance on any of our senior management or other key personnel. If we lose the services of key senior management personnel, we may not be able to find suitable replacements in a timely manner or at all, which would seriously harm our business. Additionally, competition for highly skilled technical, managerial and other personnel is intense. We might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees that we might need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail. We currently have fewer than 130 employees, and we may encounter increasing difficulty in attracting enough qualified personnel as our operations expand and the demand for their services increases. This difficulty could impede the attainment of our research and development objectives and cause our business strategy to fail.

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

As of March 31, 2005, there were 19,485,483 shares of common stock outstanding. In addition, we may in the future issue additional shares of our common stock that might become freely salable, including shares that may be issued upon the exercise of warrants and options. The 2,500,000 shares of common stock which were sold in our initial public offering are freely transferable without restriction or further registration under the Securities Act of 1933. Of the remaining 16,985,483 shares of our outstanding common stock 16,630,602 shares, or approximately 98%, are currently restricted as a result of lock-up agreements with the underwriters or pursuant to similar restrictions in our registration rights agreement and option plans. However, the underwriters can release all or any portion of the shares subject to their lock-up agreements and allow stockholders to sell these shares at any time and without prior notice or announcement. Similarly, we can release the restrictions on share sales imposed by our registration rights agreements or our option plans. Immediately after the expiration of the lock-up period in these agreements, 2,459,785 shares will be freely tradeable pursuant to Rule 144(k) under the Securities Act and 16,985,483 shares will be eligible for resale under Rule 144, subject to the volume, manner of sale, holding period and other limitations of Rule 144.

In addition, stockholders currently representing all of the shares of our common stock have certain registration rights. We have filed a registration statement covering shares of our common stock issuable under our incentive plans. Once we register these shares, they can be freely traded, subject to the lock-up agreements.

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

We are facing increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the Nasdaq National Market require changes in the corporate governance practices of public companies. These new rules and regulations are resulting in both a significant initial cost, as we initiate certain internal controls and other procedures designed to comply with the requirements of the Sarbanes-Oxley Act, and in an ongoing increase in our legal, audit and financial compliance costs, which is diverting management attention from operations and strategic opportunities and to making legal, accounting and administrative activities more time-consuming and costly. We are incurring substantially higher costs to maintain directors and officers insurance. We currently expect increased annual costs following our initial public offering and we expect to incur additional costs during 2005 and future years in implementing and verifying internal control procedures as required by section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations thereunder, and in connection with preparing our financial statements on a timely basis to meet the SEC’s requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice-President, Finance, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Vice-President, Finance have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 14(a) above that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

When we acquired Opsys Limited in December 2004, there was an arbitration action being conducted in California to settle a claim by a former employee in the amount of $0.3 million. In the event that we lose the arbitration or settle this claim, shares currently held in escrow and owned by the former shareholders of Opsys will be forfeited to the value of the award or settlement.

In January 2005, Sunnyside Development Company filed a complaint against Opsys Limited and a company named by Sunnyside Development as CDT Limited, which is presumably intended to refer to one of our subsidiaries, Cambridge Display Technology Limited, in California Supreme Court alleging breach of contract and fraud arising out of an alleged property lease agreement between Opsys Limited and Sunnyside Development. Cambridge Display Technology Limited was not party to the lease. Sunnyside Development seeks compensatory damages that it claims exceed $10 million and punitive damages in the amount of $25 million. In October 2002, Opsys Limited and Sunnyside Development executed an Assignment of Lease and Consent of Lessor, which included a release of Opsys Limited by Sunnyside Development. In February 2005, the action was removed to the United States District Court for the Northern District of California. We believe that the claim has no merit and have filed a motion to dismiss the case. In April 2005, the United States District Court dismissed all the claims against CDT Limited and the claim for fraud against Opsys Limited, but gave Sunnyside permission to amend all its claims. On May 11, 2005, Sunnyside filed an amended complaint reasserting a fraud claim against both Opsys Limited and “CDT Ltd.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

At December 31, 2004 we had not used any of the $25.0 million net proceeds of our initial public offering in December 2004. At March 31, 2005, we had used $6.8 million of these proceeds, $0.3 million for the acquisition of fixed assets, $1.1 million for costs related to the acquisitions of CDT Oxford and Opsys Limited and the settlement of the liabilities of Opsys Limited, $1.1 million for the acquisition of an equity interest in Add-Vision, $1.3 million for loans to Litrex and $3.0 million for working capital requirements. We expect to use the remaining $18.2 million for general corporate purposes, including working capital and capital expenditures. We may also use a further portion of the net proceeds to acquire businesses, technologies or other assets.

Item 6. Exhibits

Exhibit Number		Description of Document
10.42.2	(1)	Cambridge Display Technology, Inc. Special Bonus Plan Form of Restricted Stock Unit Agreement

10.48		Series B and Series C Preferred Stock Purchase Agreement dated March 3, 2005 between the Registrant and Add-Vision, Inc.

31.1	(2)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	(2)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	(2)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	(2)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	Indicates a management contract or compensatory plan or arrangement.

(2)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the material contained in Exhibits 32.1 and 32.2 is “furnished” and not deemed “filed” with the SEC. and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Dated: May 13, 2005	By:	/s/ DAVID FYFE
DAVID FYFE Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2005	By:	/s/ MICHAEL BLACK
MICHAEL BLACK Vice-President, Finance (Principal Financial Officer)