Form 10-Q
period 2005-06-30
Cambridge Display Technology, Inc.
filed 2005-08-09
CIK 1297968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, was 19,485,483, as of August 5, 2005.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share information)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,073	$26,892
Marketable securities	935	1,151
Accounts receivable, net	133	1,458
Due from affiliates	1,738	107
Taxes receivable	2,452	3,984
Prepaid expenses and other current assets	8,488	6,903

Total current assets	28,819	40,495

Property, equipment and leasehold improvements, net	14,189	15,995
Investments in affiliates	2,291	2,574
Goodwill	65,612	65,612
Other intangible assets, net	3,687	4,477

Total assets	$114,598	$129,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,006	$8,604
Deferred revenue	7,797	6,936
Due to affiliate	333	109

Total current liabilities	15,136	15,649

Deferred revenue	800	800
Deferred proceeds on sale of subsidiary stock	5,785	5,785
Other liabilities	562	480

Commitments and contingencies (Note 7)	—	—

Common shareholders’ equity:
Preferred stock, voting $0.01 par value, 46,667 authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized 19,485,483 issued and outstanding	195	195
Additional paid-in capital	273,012	273,079
Deferred compensation	(7,729)	(9,266)
Common stock subscribed	(3,163)	(3,163)
Accumulated other comprehensive loss	(730)	(514)
Accumulated deficit	(169,270)	(153,892)

Total common shareholders’ equity	92,315	106,439

Total liabilities and shareholders’ equity	$114,598	$129,153

See accompanying notes.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,
	2005	2004
Operating revenues:
License fees and royalties	$994	$1,233
Technology services and development	1,678	1,325

Total operating revenues	2,672	2,558
Cost of sales:

License fees and royalties	12	11
Technology services and development	649	254

Total cost of sales	661	265

Gross profit	2,011	2,293

Operating expenses:
Research and development expenses	4,184	3,073
Selling, general and administrative expenses	4,358	2,824
Amortization of intangibles acquired	395	395

Total operating expenses	8,937	6,292

Loss from operations	(6,926)	(3,999)

Other (expense) / income:

Equity in profit (loss) of Litrex	314	(551)
Equity in loss of Add-Vision	(123)	—
Foreign currency transaction loss	(172)	(75)
Other income/(expense)	(373)	33
Interest income	191	102

Total other (expense) / income	(163)	(491)

Loss before benefit for income taxes	(7,089)	(4,490)

Benefit for income taxes	(380)	(666)

Net loss	(6,709)	(3,824)

Accretion of preferred stock	—	(1,751)

Net loss attributable to common shareholders	$(6,709)	$(5,575)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.34)	$(0.57)

Weighted average number of common shares outstanding, basic and diluted	19,485	9,822

See accompanying notes.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Operating revenues:
License fees and royalties	$1,123	$1,873
Technology services and development	3,110	1,851
Equipment and supplies	—	150

Total operating revenues	4,233	3,874
Cost of sales:

License fees and royalties	13	17
Technology services and development	1,124	396
Equipment and supplies	—	91

Total cost of sales	1,137	504

Gross profit	3,096	3,370

Operating expenses:
Research and development expenses	8,164	6,748
Selling, general and administrative expenses	8,383	5,679
Amortization of intangibles acquired	790	790

Total operating expenses	17,337	13,217

Loss from operations	(14,241)	(9,847)

Other (expense) / income:

Equity in loss of Litrex	(1,241)	(952)
Equity in loss of Add-Vision	(169)	—
Foreign currency transaction (loss) / gain	(94)	194
Other (expense)/income	(789)	33
Interest income	361	209

Total other (expense) / income	(1,932)	(516)

Loss before benefit for income taxes	(16,173)	(10,363)

Benefit for income taxes	(795)	(1,029)

Loss before cumulative effect of accounting change	(15,378)	(9,334)

Cumulative effect of accounting change	—	(12,200)

Net loss	(15,378)	(21,534)

Accretion of preferred stock	—	(3,502)

Net loss attributable to common shareholders	$(15,378)	$(25,036)

Net loss per common share attributable to common shareholders before cumulative effect of accounting change, basic and diluted	$(0.79)	$(1.31)
Net loss per common share attributable to common shareholders, basic and diluted	$(0.79)	$(2.55)

Weighted average number of common shares outstanding, basic and diluted	19,485	9,822

See accompanying notes.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30, 2005	Six months ended June 30, 2004
Operating activities
Net loss	$(15,378)	$(21,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	2,830	3,193
Gain on sale of property, equipment and leasehold improvements	(14)	—
Amortization of other intangible assets	790	790
Acquired in process R & D	—	12,200
Amortization of deferred compensation	1,537	1
Equity in Loss of Litrex	1,241	952
Equity in Loss of Add-Vision	169	—
Stock options granted	—	27
Changes in operating assets and liabilities:

Accounts and tax receivable	2,857	(536)
Due from affiliates	308	(22)
Prepaid expenses and other current assets	(1,585)	(1,234)
Accounts payable and accrued expenses	(1,598)	(1,164)
Deferred revenue	861	1,366
Other current and non-current liabilities	82	94

Net cash used in operating activities	(7,900)	(5,867)

Investing activities

Acquisition of property, equipment and leasehold improvements	(1,031)	(1,196)
Disposal of property, equipment and leasehold improvements	21	—
Loans advanced to affiliate (Litrex)	(1,715)	—
Investment in affiliate (Add-Vision)	(1,127)	—
Cash of consolidated equity - CDT Oxford	—	1,564

Net cash (used in) / provided by investing activities	(3,852)	368

Financing activities

Costs related to the issuance of common stock	(67)	—

Net cash used in financing activities	(67)	—

Net decrease in cash	(11,819)	(5,499)

Cash and cash equivalents—beginning of period	26,892	10,400

Cash and cash equivalents—end of period	$15,073	$4,901

Supplemental disclosures of cash flow information

Interest paid	—	—
Taxes paid	(111)	(230)

See accompanying notes.

Cambridge Display Technology, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated balance sheet at June 30, 2005 and audited consolidated balance sheet at December 31, 2004, the related unaudited consolidated statements of operations for the three and six months ended June 30, 2005 and 2004 and statements of cash flows for the six months ended June 30, 2005 and 2004 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation. The unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (US GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly certain information and footnote disclosures normally included in financial statements required by US GAAP have been omitted. Operating results for interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K.

2. Other Comprehensive Loss

An unrealized loss of $0.2 million was reported in the six months ended June 30, 2005 due to the revaluation of marketable securities held by the Company. The securities are quoted in British pounds and, therefore, the revaluation includes exchange rate fluctuation as well as the decrease in the stock price.

	Six Months Ended June 30,
	2005	2004
	in thousands
Net Loss	$(15,378)	$(25,036)
Other comprehensive loss:
Unrealized loss on marketable securities	(216)	—

Other comprehensive loss:	(216)	—

Comprehensive loss	$(15,594)	$(25,036)

3. Investments in Affiliates

Litrex

The Company loaned $2.0 million to Litrex Corporation during the six months ended June 30, 2005. $1.5 million of such loans are repayable on January 31, 2006 or earlier upon a change in Litrex ownership, except that if the Company sells its remaining 50% equity interest in Litrex to Ulvac, Inc., the other joint venture partner in Litrex, and Ulvac agrees to guarantee the loan at that time, the repayment date will remain at January 31, 2006. The remaining $0.5 million loan was negotiated separately with repayment terms which provided that if the Company ordered equipment from Litrex then the initial deposits for such equipment would be deducted from the balance of the loan. It is otherwise repayable on November 15, 2005 or earlier upon a change in Litrex ownership. Deposits of $0.3 million related to equipment orders was deducted from the loan in June 2005 leaving a total principal balance outstanding from Litrex of $1.7 million at June 30, 2005. The loans are interest bearing at a rate of between 5.25% and 5.50% depending on the date of the advance. The loans are included within “Due from affiliates” in the accompanying balance sheet at June 30, 2005.

Add-Vision

In March 2005, the Company invested $1.0 million in Add-Vision, Inc., a company located in California that researches and develops flexible, low cost, low resolution displays in return for preferred stock with a 17% voting interest. It also granted Add-Vision a license to its intellectual property in return for preferred stock with a 22% voting interest. As a result of these transactions, the Company has, in aggregate, a 39% voting interest in Add-Vision and has appointed two directors to its board. The Company has valued this investment at $1.1 million, comprising the amount invested in cash plus associated expenses. It has not assigned any additional value to the preferred stock issued in return for the license. The Company does not control Add-Vision and is accounting for its investment using the equity method. The Company has agreed to grant Add-Vision a license to additional intellectual property at a future date but does not expect this to result in the Company owning more than a 50% voting interest in Add-Vision.

4. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the SEC delayed implementation until the first annual period after December 15, 2005. SFAS 123R will cause expense (similar to the amounts in the Company’s pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is evaluating the requirements of SFAS 123R and has not yet determined the method of adoption or the effect that adopting SFAS 123R will have on its consolidated financial statements. However, the effect of adopting SFAS 123R will be to increase recorded stock compensation expense.

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

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and SFAS 3. Under the terms of this statement, voluntary changes in accounting principles or other changes where the enacting literature does not include transitional provisions, will result in retro-active restatements of prior periods where such restatement is practicable. This statements is effective for changes which will be made in fiscal years commencing after December 15, 2005 with early adoption permitted. The Company is evaluating the impact of this statement but does not currently anticipate that it will make any changes in accounting principles which will be subject to the provisions of this statement.

5. Income Taxes

Income taxes are a benefit for the six months ended June 30, 2005 and 2004 reflecting tax credits to be received for research and development costs net of Delaware franchise tax payments.

The “Taxes receivable” balance of $2.5 million at June 30, 2005 consists of $2.3 million of income tax refunds due for the year ended December 31, 2004 ($1.4 million) and the six months ended June 30, 2005 ($0.9 million) and the balance due in respect of United Kingdom value added tax recoveries. The Company’s claim for an income tax refund of $ 2.1 million in relation to 2003 was reviewed by the U. K. tax authorities with respect to whether or not the Company met the criteria of being a small or medium-sized enterprise. This review was concluded in May 2005 and no adjustment was deemed necessary to this claim which was settled in full in June 2005. A claim for repayment in relation to the year ended December 31, 2004 will be made in the third quarter of 2005 and, unless the claim is subject to a detailed review by the U. K. tax authorities, the Company believes that the claim will be settled by the end of 2005. The claims for the two previous years have been the subject of detailed review by the U. K. tax authorities and payments thereon have been significantly delayed.

6. Stock-Based Compensation

The Company follows APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options awarded to employees. Accordingly the Company has recognized no compensation expense with respect to options granted to employees. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by SFAS 123 “Accounting for Stock-Based Compensation,” the Company’s net loss for the three and six months ended June 30, 2005 and 2004 would have been the pro forma amounts indicated below:

	Three Months Ended June 30
	2005	2004
	in thousands
Net loss—as reported	$(6,709)	$(3,824)
Less: accretion of preferred stock	—	(1,751)
Add back: APB 25 cost	770	1
Less: total stock-based employee compensation expense under the fair value method	(905)	(136)

Net loss attributable to common shareholders - pro forma	$(6,844)	$(5,710)

Net loss per share:
Basic and diluted—as reported	$(0.34)	$(0.39)

Basic and diluted—pro forma	$(0.35)	$(0.58)

	Six Months Ended June 30
	2005	2004
	in thousands
Net loss—as reported	$(15,378)	$(21,534)
Less: accretion of preferred stock	—	(3,502)
Add back: APB 25 cost	1,537	1
Less: total stock-based employee compensation expense under the fair value method	(1,805)	(271)

Net loss attributable to common shareholders - pro forma	$(15,646)	$(25,306)

Net loss per share:
Basic and diluted—as reported	$(0.79)	$(2.55)

Basic and diluted—pro forma	$(0.80)	$(2.58)

As any options granted in the future will also be subject to the fair value pro forma calculations, the pro forma results for the periods ended June 30, 2005 and 2004 may not be indicative of the results for future years.

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

Substantially all awards made under this plan will be subject to U.K. employer’s national insurance tax, which is currently 12.8% of the value of the awards and which would be payable by the Company based on the market value of the stock on the date it becomes available for sale. The accrued charge for the U.K. employer’s national insurance tax will depend on the market price of our common stock when it is delivered and will be subject to variability upon fluctuations in our stock price until such time as all shares of our common stock have been delivered to recipients of awards under this plan. The U. K. national insurance tax will have to be paid at the time the stock is issued to the award holders.

The award to the Company’s chief executive officer, representing 35% of the bonus pool, or restricted stock units with a value of $5.0 million at the initial public offering price of $12.00 per share, will vest whether or not he remains employed by the Company unless (a) he is terminated for cause (as defined in his employment agreement), (b) his employment agreement is not extended for cause or (c) he terminates his employment in circumstances that justify termination for cause. The value of the award to the Company’s chief executive officer, plus the U.K. estimated employer’s national insurance tax of 12.8% payable by the Company, was expensed in December 2004.

In the three months ended June 30, 2005 the Company charged $0.8 million to operating expenses in relation to three months vesting awards to bonus holders other than the Company’s chief executive officer. Expense of less than $0.1 million was recognized in relation to the potential U. K. employer’s national insurance tax liability. This net charge comprised a reduction of the liability which had been accrued at March 31, 2005 due to a decline in the Company’s share price and a charge in relation to the vesting of awards in the three months ended June 30, 2005.

In the six months ended June 30, 2005 the Company charged $1.5 million to operating expenses in relation to six months vesting of awards to bonus holders other than the Company’s chief executive officer. A net benefit of $0.1 million was recognized in relation to the potential U. K. employer’s national insurance tax liability. This benefit consisted of a revaluation of the liability which had been accrued at December 31, 2004 due to a decline in the Company’s share price and a charge in relation to the vesting of awards in the six months ended June 30, 2005.

This accrual will continue to vary depending on the share price at the end of each quarter, the vesting schedule and the current U. K. employer’s national insurance tax rate.

7. Commitments and Contingencies

Included within “Other intangible assets, net” at June 30, 2005 and December 31, 2004 is a license for intellectual property which is valued, net of accumulated amortization, at $1.5 million and $1.8 million, respectively. The licensor has advised the Company that this license is terminated, on grounds which the Company believes are not well founded. The licensor has been in negotiation with the Company with a view to resolving this dispute such that the Company would retain its rights to this intellectual property, and the Company believes that this dispute will be resolved satisfactorily without recourse to legal action. In the event that these discussions are not successful, the Company could incur material expenditures on legal proceedings against the licensor and might have to write off the net value of this asset.

When the Company acquired Opsys Limited in December 2004, there was an arbitration action being conducted in California to settle a claim by a former employee in the amount of $0.3 million. These arbitration proceedings are continuing and the Company believes that they will ultimately be decided in its favor.

In January 2005, Sunnyside Development Company filed a complaint against Opsys Limited and a company named by Sunnyside Development as CDT Limited, which is presumably intended to refer to one of the Company’s subsidiaries, Cambridge Display Technology Limited, in California Supreme Court alleging breach of contract and fraud arising out of an alleged property lease agreement between Opsys Limited and Sunnyside Development. Cambridge Display Technology Limited was not party to the lease. Sunnyside Development seeks compensatory damages that it claims exceed $10 million and punitive damages in the amount of $25 million. In October 2002, Opsys Limited and Sunnyside Development executed an Assignment of Lease and Consent of Lessor, which included a release of Opsys Limited by Sunnyside Development. In February 2005, the action was removed to the United States District Court for the Northern District of California. The Company believes that the claim has no merit and has filed a motion to dismiss the case. In April 2005, the United States District Court dismissed all the claims against CDT Limited and the claim for fraud against Opsys Limited, but gave Sunnyside permission to amend all its claims. On May 11, 2005, Sunnyside filed an amended complaint reasserting a fraud claim against both Opsys Limited and “CDT Ltd.” The Company made a further application to dismiss the claims and on August 8, 2005 the amended claims against CDT Limited and Opsys Limited were dismissed “with prejudice” and with no leave to amend, except for the claim for breach of contract against Opsys Limited may still be pursued by Sunnyside Development.

When the Company acquired Opsys Limited for stock in December 2004, a proportion of the stock consideration was issued to the former owners of Opsys Limited but was held in escrow. In the event that the Company suffers a loss in relation to either of the claims against Opsys Limited, shares currently held in escrow will be forfeited to the value of the loss, as measured at the December 2004 initial public offering price of $12.00 per share. The value of the 422,610 shares held in escrow, based on the market price of $7.74 per share at June 30, 2005, is $3.3 million. The escrow shares are authorized and issued in the accompanying financial statements. Costs that the Company incurs in relation to the claims described above are charged to operating expense as incurred.

On the basis of facts presently known, the Company is not involved in any other legal proceedings which could have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Under the terms of a contract between Covion Organic Semiconductors and the Company, the Company is obligated to provide the equivalent of 10 full-service equivalent scientists and engineers to work on research and development projects related to P-OLED materials until December 2006. The Company receives royalties from Covion based on the revenues for all Covion’s sales of P-OLED materials, whether or not those materials were developed by the project team. Through June 30, 2005, the royalties received from Covion were less than the costs of funding the project team and such excess costs have been expensed. Since royalties will continue to be payable after the obligation to provide research services has concluded, the Company anticipates that the contract will be profitable and accordingly has not included a loss provision. The Company is currently renegotiating the terms of this contract with Covion.

Under the terms of the Sale and Purchase Agreement with Ulvac, the Company is required to fund 50% of the special bonus plan in which all employees of Litrex are eligible to participate. The liability under this plan is related to the cash flow performance of Litrex and will not exceed $1.3 million. The Company will only become liable under this plan when it sells its remaining 50% equity interest in Litrex. This amount will be withheld from the purchase price to be paid by Ulvac to the Company for its 50% equity stake in Litrex, which the Company expects to sell to Ulvac in the fourth quarter of 2005, in addition to the other amounts to be held in escrow under the terms of the Sale and Purchase Agreement. The Company does not expect to incur any liability with respect to this plan.

Ulvac and the Company have executed a Retention Bonus Plan for Litrex. Under the terms of this plan, a bonus pool of between $0.2 million and $1.0 million will be paid to eligible employees of Litrex in April 2006. The size of the bonus pool will be based on the performance of Litrex during the period January through July 2005. The Company is liable for 50% of the cost of this plan. This liability will be paid into an escrow account by the Company when it sells its remaining 50% equity stake in Litrex to Ulvac. Litrex is accruing its expected liability under the terms of this plan. The Company expects to be liable for a contribution of approximately $0.3 million to this plan.

Litrex led a consortium developing ink jet printing technology under a project which is funded by the U.S. Government. Up until August 2003, when the Company sold 50% of its equity interest in Litrex, $1.5 million had been received by Litrex in grant funding for that project, of which $1.0 million was passed on to other consortium members. Under the terms of this arrangement, should Litrex be sold to a non-U.S. company, previously received grant income may have to be reimbursed. The Company anticipates that it will sell its remaining 50% equity interest in Litrex in November 2005 to a non-U.S. company. In the event that Litrex is obligated to repay any or all of the $1.5 million, the Company has agreed that it will reimburse the amount which has to be repaid. Although the maximum potential liability is $1.5 million, the Company believes that it is unlikely that Litrex will be required to re-imburse the $1.0 million which was passed to other consortium members.

The Company has a line of credit that was entered into in July 2004 providing for a maximum amount of $15.0 million, of which $0.5 million cannot be drawn, and which was not drawn upon at June 30, 2005. This line of credit is available for a minimum of one year, renewable for two further years, and is secured by a letter of credit issued by Wells Fargo Bank, which, in turn, is secured by the Company’s patents, trademarks and copyrights and associated license revenues. In July 2005, the line of credit was renewed for a second year to cover the period to June 30, 2006. In addition to certain fixed fees payable regardless of whether or not the line of credit is utilized, which amount to approximately 3% of the total amount of the line of credit per year, the Company will be liable to pay interest and charges of 3.75% above the U.S. dollar London Inter-Bank Offer Rate on any drawing under this line of credit. Under the terms of this line of credit, any draw down requires the Company to certify that it continues to satisfy certain financial covenants: specifically its Consolidated Total Net Worth, as defined, must exceed $75.0 million, and its current assets less current liabilities, but excluding deferred revenue, must not be less than minus $15.0 million. In addition, the Company is required to report the filing of any new patents, trademarks and copyrights and add those to the existing intellectual property portfolio which has been assigned as security to IPI Financial Services, a company which specializes in arranging loan guarantees secured with intellectual property portfolios and which arranged the letter of credit. The Company is obligated to maintain the validity of all of its patents and only to license such patents to third parties under terms which are within the parameters of its customary licensing practices or to which IPI Financial Services has provided its consent. The Company believes that it is in compliance with the covenants required under this line of credit and, therefore, that this line of credit is available for use.

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

Overview

We are a pioneer in the development of Polymer Organic Light Emitting Diodes, or P-OLEDs, and their use in next-generation flat panel displays and other applications. The fundamental discoveries relating to our P-OLED materials were made by a team of researchers at the Cavendish laboratories at the University of Cambridge in 1989, that included Dr. Jeremy Burroughes, our Chief Technical Officer, and Professor Sir Richard Friend, a member of our Technical Advisory Board and our Chief Scientist. Since our inception in 1992, we have focused on continuing research and development related to the production, manufacturing and commercialization of P-OLED technology in the flat panel display and other industries. Our revenues are primarily generated from the licensing of rights to use our intellectual property, or IP, portfolio, from ongoing product royalties and from fees generated from transfer of technology and joint technology development agreements. We also sell ink-jet printing equipment for the fabrication of P-OLED displays and polymer inks for use in this equipment.

We sold our first P-OLED license in 1996 to Royal Philips Electronics and currently have nine device licensees, three materials licensees and two component licensees and are working with a number of additional display manufacturers through joint technology development programs and informal relationships. We recognized our first royalty revenues in 2002 when commercial electronic products began incorporating our P-OLED technology.

While we have made significant progress over the past few years in advancing our P-OLED technology into a number of display licenses, we have incurred significant losses and will continue to do so unless our P-OLED technology becomes more widely adopted and commercialized by flat panel display manufacturers. At June 30, 2005, we had an accumulated deficit of over $169 million in large part due to the research and development expenditures we have incurred. Our total research and development expenditures since 1999 exceed $80 million.

Our business objective is to license our technology to leading display manufacturers and to generate royalties based on the sales of their products. As a pre-cursor to our licensing and royalty business we sell technology services, development services, ink jet printing equipment and polymer inks to companies working on P-OLED technology. We market our P-OLED IP and technology by building relationships with established and new entrant flat panel display manufacturers. This may involve developing relationships at a senior level over a period of years. Some manufacturers purchase a license from us at an early stage in their P-OLED development program. Other manufacturers begin their efforts to develop products using our P-OLED technology by working with us through a series of informal meetings, then by entering, either publicly or confidentially, into a formal technology development or technology transfer program which may culminate in the purchase of a license from us.

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

Management monitors performance in achieving these goals by reference to internal and external technology developments. In furtherance of the first of these goals, we continue to develop our technology to increase the lifetimes of our P-OLED materials and, in May 2005, we announced that the our blue material, which is the most challenging technically, had achieved a lifetime of 100,000 hours at an initial brightness of 100 candelas square meter (with lifetime defined as the time a test display decays to 50% of its initial brightness). The lifetimes of commercial displays using P-OLED materials depend on a number of factors including the presence, or not, of a front-face polarizer, the aperture ratio and relative pixel areas. Measured lifetimes in test cells, quoted here, eliminate a number of these variables and, therefore, are not representative of service lifetimes. We are actively supporting the development of international OLED standards to enable meaningful comparisons between competing OLED technologies.

In May 2005, we announced our intention to form a joint venture with Sumitomo Chemicals of Japan to develop and sell P-OLED materials. Sumitomo has recently purchased the Lumation® P-OLED material business of Dow Chemical and rights to use the acquired intellectual property will be contributed to this joint venture, together with intellectual property rights from Sumitomo and ourselves and access to both Sumitomo and CDT research teams. We already have a strong research relationship with Sumitomo and we believe that this strengthening of our relationship through the formation of this joint venture will be the most effective way of accelerating P-OLED material development in the future as well as giving CDT a longer-term stake in the business of P-OLED material sales. We have signed a non-binding memorandum of understanding with Sumitomo to form this joint venture and are currently negotiating the detailed contractual arrangements. Although we believe that we will conclude these negotiations successfully, there can be no guarantee of this.

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

In reading our financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance:

•	Because our license fees often consist of large one-time payments and our royalties for the foreseeable future are expected to be smaller, recurring payments, we expect fluctuations in these revenues depending on the periods in which we enter into new licenses.

•	We have and will continue to invest significant resources in research and development in order to develop and effectively demonstrate our technology so that it can be commercialized in a growing number of applications. Our total research and development expenditures in the year end December 31, 2004 were $14.2 million and in the six months ended June 30, 2005 were $8.2 million.

•	The extent to which we continue to enter into new technology development agreements and existing technology development partners enter into commercial licenses for use of our P-OLED technology impacts our future royalties.

•	The extent to which our existing licensees expand the use of our P-OLED technology in commercial applications in their consumer electronic products impacts our future royalties.

Results of Operations

Comparison of Three Months Ended June 30, 2005 and June 30, 2004

Operating revenues

(in thousands)	Three months ended June 30, 2005	Three months ended June 30, 2004	% Increase / (Decrease)
License fees and royalties	$994	$1,233	(19)%
Technology services and development	1,678	1,325	27%
Total operating revenues	$2,672	$2,558	4%

Revenues from License fees and royalties fell by $0.2 million, or 19%, from $1.2 million in the second quarter of 2004 to $1.0 million in the second quarter of 2005. License fee revenues in the second quarter of 2004 were less than $0.1 million, and were comprised of the recognition of deferred revenues from one existing licensee. There were no license fee revenues in the second quarter of 2005 and no further license fee stage payments under existing licenses are expected in 2005. We are working closely with a number of potential licensees, but there can be no certainty that any new license negotiations will be concluded during 2005. Royalty revenues were $1.2 million from six different companies in the second quarter of 2004 and $1.0 million from five different companies in the second quarter of 2005. This reduction is due to the discontinuance of production of monochrome displays by Philips.

Technology services and development revenues grew by $0.4 million from $1.3 million in the second quarter of 2004 to $1.7 million in the second quarter of 2005, an increase of 27%. This growth is due to an increase in the number of technology transfer and development contracts from five in the second quarter of 2004 to seven in the second quarter of 2005. We expect significant revenue growth in Technology services and development and Equipment and supplies in 2005. We have entered into contracts which include the supply of ink jet printing equipment as well as technology transfer and expect to be recognizing revenues from these contracts as the equipment is accepted and technology is transferred in 2005.

Total operating revenues increased by $0.1 million from $2.6 million in the second quarter of 2004 to $2.7 million in the second quarter of 2005, an increase of 4%. We believe that continued and stronger revenue growth is probable in 2005.

Given the nature of our business and the current stage of our development, including the factors and trends described at the end of “Overview” above, revenues fluctuate significantly from quarter to quarter and will continue to do so in 2005.

Sumitomo Chemical, companies in the Samsung group and Osram Opto each accounted for in excess of 10% of our revenues for the second quarter of 2005. Sumitomo Chemical is a shareholder of CDT, owning less than 10% of our common stock.

Cost of Sales

(in thousands)	Three months ended June 30, 2005	% of Revenues *	Three months ended June 30, 2004	% of Revenues *
License fees and royalties	$12	1%	$11	1%
Technology services and development	649	39%	254	19%
Total Cost of sales	$661	25%	$265	10%

*	the percentages shown in these columns represent each Cost of sales figure divided by the corresponding Revenue figure from the Operating Revenues table above

Cost of sales related to License fees and royalties was 1% of related sales for both the second quarter of 2004 and the second quarter of 2005. The primary component for both quarters was payments to third parties from whom we have acquired intellectual property. We expect that cost of sales for License fees and royalties will average between 1% and 2% of related sales in 2005. Cost of sales related to Technology services and development rose from 19% for the second quarter of 2004 to 39% for the second quarter of 2005. Approximately half of this increase was due to a contract under which we recognized revenue in the second quarter of 2004 which had very low associated costs and the remainder due to delivery under a contract in the second quarter of 2005 which required us to supply a significant quantity of polymer ink for which the raw materials had to be purchased from a third party supplier.

We account for cost of sales on an incremental cost basis and, therefore, relatively high margins are required in order for these contracts to make a contribution to our fixed costs. The margins achieved in 2005 are likely to be more representative of future periods than the margins achieved in 2004.

Research and development

(in thousands)	Three months ended June 30, 2005	Three months ended June 30, 2004	% Increase / (Decrease)
Total Research and development expenses	$4,184	$3,073	36%

Our research and development expenses increased by $1.1 million from $3.1 million in the second quarter of 2004 to $4.2 million in the second quarter of 2005. $0.5 million of this increase was due to grant receipts of $0.5 million which was received in the second quarter of 2004 versus zero in the second quarter of 2005. $0.3 million was due to an increase in sponsored university research costs because a credit of $0.3 million was recorded in the second quarter of 2004 in relation to a renegotiation of amounts due to various universities in the United Kingdom. A further $0.2 million of the increase was due to a charges related to awards of restricted stock units which were made in the fourth quarter of 2004 and the remaining $0.1 million increase due to increased resources being applied to research and development programs.

In addition to the $4.2 million expenditure on research and development in the second quarter of 2005, $0.9 million was incurred on very similar activities but in support of revenue-generating projects compared with $0.4 million in the second quarter of 2004. A portion of this expenditure is charged to cost of sales in the current period and the remainder is held on the balance sheet in “Prepaid expenses and other current assets” and will be charged to cost of sales when the corresponding revenue is recognized.

Research and development expenses will continue to vary from quarter to quarter due to the specific requirements of the projects being carried out in any quarter.

Selling, general and administrative expenses

(in thousands)	Three months ended June 30, 2005	Three months ended June 30, 2004	% Increase / (Decrease)
Total Selling, general and administrative expenses	$4,358	$2,824	54%

Our selling, general and administrative expenses increased by $1.5 million from $2.8 million in the first quarter of 2004 to $4.4 million in the second quarter of 2005. $0.6 million of this increase was due to a charge related to awards of restricted stock units which were made in the fourth quarter of 2004. The primary reasons for the remainder of the increase were the costs of our line of credit, increased cost of directors and officers insurance and other costs associated with being a public company. We believe that we will continue to incur significant additional selling, general and administrative expenses in 2005, as well as in future periods, associated with being a public company.

Our amortization of intangibles acquired remained constant at $0.4 million for the second quarter of 2004 and the second quarter of 2005.

Other income (expense)

(in thousands)	Three months ended June 30, 2005	Three months ended June 30, 2004
Equity in profit/(loss) of Litrex	$314	$(551)
Equity in loss of Add-Vision	(123)	—
Foreign currency transaction loss	(172)	(75)
Other (expense)/income	(373)	33
Interest income	191	102

Total Other expense	$(163)	$(491)

Equity in loss of Litrex improved from a loss of $0.6 million in the second quarter of 2004 to profit of $0.3 million in the second quarter of 2005 due to the recognition of revenue and profit in relation to equipment deliveries. We expect Litrex to report further losses as it continues to invest in ink jet printer development and will report 50% of those losses while we continue to hold a 50% equity interest. We expect to sell our 50% equity interest in the fourth quarter of 2005.

The Equity in loss of Add-Vision includes our portion of its loss for the second quarter of 2005. We expect a similar level of loss to continue in future periods as Add-Vision incurs research and develop expenditures on its disposable, flexible display technology. Our proportion of the loss of Add-Vision will increase if, as expected, we increase our equity stake in Add-Vision when we issue an additional license to Add-Vision in the future.

Currency losses primarily result from the revaluing of assets and liabilities denominated in currencies other than U. S. dollars. We would expect a gain from such revaluations in 2005 if the U. S. dollar weakens versus the British pound during the year and a loss if it strengthens since our British pound assets exceed our British pound liabilities.

Other expense of $0.4 million in the second quarter of 2005 relates to an unrealized loss in the value of forward exchange contracts, which we have taken out in order to economically hedge future British pound expenses.

Interest income was higher in the second quarter of 2005 than in the second quarter of 2004 due to higher average cash balances. Unless interest rates fall, we expect higher interest income in 2005 due to our higher cash balance following our initial public offering.

Our benefit for income taxes was $0.7 million for the second quarter of 2004 compared to $0.4 million for the second quarter of 2005. This benefit is shown because we surrendered tax losses which related to certain research and development expenditures to the UK tax authorities in return for a cash payment. The amount of benefit we can accrue increased with increased research and development expenses but is reduced to the extent that such expenses support revenue-generating contracts.

Our net loss increased by $2.9 million from $3.8 million in the second quarter of 2004 to $6.7 million in the second quarter of 2005. Our net loss attributable to common shareholders increased by $1.1 million from $5.6 million in the second quarter of 2004 to $6.7 million in the second quarter of 2005. The most significant reason for the increase in the loss was higher operating expenses incurred, as described above. We recorded $1.8 million charge for accretion of our preferred stock in the second quarter of 2004 but, following the conversion of all of our preferred stock into common stock immediately prior to our initial public offering in December 2004, we no longer have any preferred stock outstanding and accretion charges will not be recorded in 2005.

We have reported other comprehensive loss of $0.2 million in relation to a revaluation of stock we hold in Micro-Emissive Displays, or MED, one of our licensees. In June 2005, MED announced to the London Stock Exchange that its directors were not yet satisfied with the yields of its manufacturing process and that they did not expect to commence commercial production until 2006.

Comparison of Six Months Ended June 30, 2005 and June 30, 2004

Operating revenues

(in thousands)	Six months ended June 30, 2005	Six months ended June 30, 2004	% Increase / (Decrease)
License fees and royalties	$1,123	$1,873	(40)%
Technology services and development	3,110	1,851	68%
Equipment and supplies	—	150	(100)%
Total operating revenues	$4,233	$3,874	9%

Revenues from License fees and royalties fell by $0.8 million, or 40%, from $1.9 million in the first half of 2004 to $1.1 million in the first half of 2005. License fee revenues in the first half of 2004 were $0.6 million, and consisted of revenues from two existing licensees. There were no license fee revenues in the first half of 2005. Royalty revenues were $1.3 million from six different companies in the first half of 2004 and $1.1 million from six different companies in the first half of 2005.

Technology services and development revenues grew by $1.2 million from $1.9 million in the first half of 2004 to $3.1 million in the first half of 2005, an increase of 68%. This growth is due to an increase in the number of technology transfer and development contracts from six in the first half of 2004 to eight in the first half of 2005. Equipment and supplies revenues of $0.2 million in the first half of 2004 related to the supply of OLED device testing equipment.

Sumitomo Chemical, companies in the Samsung group and Osram Opto each accounted for in excess of 10% of our revenues for the first half of 2005. Sumitomo Chemical is a shareholder of CDT, owning less than 10% of our common stock.

Cost of Sales

(in thousands)	Six months ended June 30, 2005	% of Revenues *	Six months ended June 30, 2004	% of Revenues *
License fees and royalties	$13	1%	$17	1%
Technology services and development	1,124	36%	396	21%
Equipment and supplies	—	—	91	61%
Total Cost of sales	$1,137	27%	$504	13%

*	the percentages shown in these columns represent each Cost of sales figure divided by the corresponding Revenue figure from the Operating Revenues table above

Cost of sales related to License fees and royalties was 1% of related sales for both the first half of 2004 and the first half of 2005. The primary component for both periods was payments to third parties from whom we have acquired intellectual property. Cost of sales related to Technology services and development rose from 21% for the first half of 2004 to 36% for the first half of 2005. This increase was due to a contract for which we recognized revenue in the second half of 2004 which had very low associated costs and due to delivery under a contract in the second half of 2005 which required us to supply a significant quantity of polymer ink which had to be purchased from a third party supplier.

Research and development

(in thousands)	Six months ended June 30, 2005	Six months ended June 30, 2004	% Increase / (Decrease)
Total Research and development expenses	$8,164	$6,748	21%

Our research and development expenses increased by $1.4 million from $6.7 million in the first half of 2004 to $8.2 million in the first half of 2005. $0.6 million of this increase was due to grant receipts which were $0.6 million in the first half of 2004 and zero in the first half of 2005. $0.4 million of the increase was due to a charge of $0.4 million which was recorded in the first half of 2005 for the grant of restricted stock units issued under our special bonus plan. The remaining $0.4 million increase was due to increased resources being applied to research and development programs.

In addition to the $8.2 million expenditure on research and development in the first half of 2005, $1.7 million was incurred on very similar activities but in support of revenue-generating projects compared with $0.6 million in the first half of 2004. A portion of this expenditure is charged to cost of sales in the current period and the remainder is held on the balance sheet in “Prepaid expenses and other current assets” and will be charged to cost of sales when the corresponding revenue is recognized.

Selling, general and administrative expenses

(in thousands)	Six months ended June 30, 2005	Six months ended June 30, 2004	% Increase / (Decrease)
Total Selling, general and administrative expenses	$8,383	$5,679	48%

Our selling, general and administrative expenses increased by $2.7 million from $5.7 million in the first half of 2004 to $8.4 million in the first half of 2005. $1.2 million of this increase was due to a charge related to awards of restricted stock units which were made in the fourth quarter of 2004. The primary reasons for the remainder of the increase were the costs of our line of credit, increased costs of patent filing, increased cost of directors and officers insurance and other costs associated with being a public company.

Our amortization of intangibles acquired remained constant at $0.8 million for the first half of 2004 and the first half of 2005.

Other income (expense)

(in thousands)	Six months ended June 30, 2005	Six months ended June 30, 2004
Equity in loss of Litrex	$(1,241)	$(952)
Equity in loss of Add-Vision	(169)	—
Foreign currency transaction (loss)/gain	(94)	194
Other (expense)/income	(789)	33
Interest income	361	209

Total Other expense	$(1,932)	$(516)

Equity in loss of Litrex increased from $1.0 million in the first half of 2004 to $1.2 million in the first half of 2005 due to a significant increase in development costs incurred by Litrex to develop printers for larger glass sizes.

The Equity in loss of Add-Vision includes our portion of four months of its losses since we acquired our equity stake in Add-Vision at the start of March 2005. Our proportion of the loss of Add-Vision will increase if, as expected, we increase our equity stake in Add-Vision when we issue an additional license to Add-Vision in the future.

Currency gains and losses primarily result from the revaluing assets and liabilities denominated in currencies other than U. S. dollars. We would expect a gain from such revaluations in 2005 if the U. S. dollar weakens versus the British pound during the year and a loss if it strengthens since our British pound assets exceed our British pound liabilities.

Other expense of $0.8 million in the first half of 2005 relates to an unrealized loss in the value of forward exchange contracts, which we have taken out in order to economically hedge future British pound expenses.

Interest income was higher in the first half of 2005 than in the first half of 2004 due to higher average cash balances . Unless interest rates fall, we expect higher interest income in 2005 due to our higher cash balance following our initial public offering.

Our benefit for income taxes was $1.0 million for the first half of 2004 compared with $0.8 million for the first half of 2005. This benefit is shown because we surrendered tax losses which related to certain research and development expenditures to the UK tax authorities in return for a cash payment. The amount of benefit we can accrue increased with increased research and development expenses but is reduced to the extent that such expenses support revenue-generating contracts.

Our loss before cumulative effect of accounting change increased by $6.1 million from $9.3 million in the first half of 2004 to $15.4 million in the first half of 2005. Our net loss to common shareholders decreased by $9.6 million from $25.0 million in the first half of 2004 to $15.4 million in the first half of 2005. This decrease reflects the effect of a $12.2 million cumulative effective of accounting change in the first quarter of 2004 due to the consolidation of CDT Oxford on January 1, 2004 related to a write-off of in-process research and development when CDT Oxford was acquired by us in October 2002. This was partially offset by a lower gross profit margin, increased operating expenses and the increased loss associated with the Company’s investment in Litrex. We recorded $3.5 million charge for accretion of our preferred stock in the first half of 2004 but, following the conversion of all of our preferred stock into common stock immediately prior to our initial public offering in December 2004, we no longer have any preferred stock outstanding and accretion charges will not be recorded in 2005.

Liquidity and Capital Resources

Our cash balance was $15.1 million at June 30, 2005. Net cash used in operating activities was $7.9 million for the six months ended June 30, 2005 and $5.9 million for the six months ended June 30, 2004. $4.5 million of the increase in cash use was due to the increase in loss from operations less $2.4 million due to a decrease in working capital, primarily due to the receipt of a $2.1 million tax repayment. Other significant reasons for the change in working capital were $1.0 million we paid during the first quarter of 2005 to settle liabilities of Opsys Limited and $0.4 million of expenses we paid related to our initial public offering in December 2004. We have no outstanding borrowings under our credit facility and are not currently planning to draw down under this facility.

Our accounts receivable fell from $1.5 million at December 31, 2004 to $0.1 million at June 30, 2005 due to the receipt of stage payments due under contracts which had been invoiced in 2004 and paid in the first half of 2005. Our prepaid and other assets increased from $6.9 million at December 31, 2004 to $8.5 million at June 30, 2005 due to expenses incurred in relation to delivery of services under contracts for which we have not yet recognized revenue and also due to the payment of our directors and officers’ insurance premium in January 2005. Our current deferred revenue balance increased from $6.9 million at December 31, 2004 to $7.8 million at June 30, 2005 because we continued to deliver and recognize revenue with respect to a number of projects after the receipt of cash from the customers. We expect to realize, during 2005, substantially all currently deferred revenue at June 30, 2005 but, given that it is our objective to enter into further such contracts in 2005, we would expect significant balances to remain in both prepaid and other assets and deferred revenue at the end of 2005.

Net cash provided by investing activities for the six months ended June 30, 2004 was $0.4 million consisting of $1.6 million opening cash balance of CDT Oxford which was consolidated effective January 1, 2004 less $1.2 million capital expenditures for the six month period. Net cash used in investing activities for the six months ended June 30, 2005 was $3.9 million, primarily consisting of $1.1 million for the acquisition of an equity interest in Add-Vision, $1.0 million for the acquisition of fixed assets and $1.7 million (net) advanced to Litrex. Total funding provided to Litrex in 2005 which remains outstanding is $1.7 million – we expect $0.2 million to be repaid during 2005 and the remainder to be repaid in January 2006. We believe that we will sell our remaining 50% interest in Litrex in the fourth quarter of 2005 and are currently negotiating funding arrangements for Litrex for the remainder of 2005 while we remain a shareholder. In July 2005 we purchased ink jet printing equipment from Litrex for $0.4 million.

Capital expenditures were $1.2 million for the first six months of 2004 and $1.0 million for the first six months of 2005. Higher levels of capital expenditure are anticipated later in 2005. Our property, equipment and leasehold improvements balance fell from $16.0 million at December 31, 2004 to $14.2 million at June 30, 2005 due to the continuing depreciation of the assets which comprise our Technology Development Centre.

We expect, based on our internal forecast and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts and revenues) that we have sufficient cash to meet our obligations for at least the next twelve months. We have a line of credit that we entered into in July 2004 providing for a maximum amount of $15.0 million, which was not drawn upon at June 30, 2005 and of which $0.5 million may not be borrowed. This line of credit is available for a minimum of one year, renewable for two further years, and is secured by a letter of credit issued by Wells Fargo Bank, the reimbursement obligations of which are secured by our patents, trademarks and copyrights and associated license revenues. In addition to certain fixed fees payable regardless of whether or not the facility is utilized and which amount to approximately 3% of the total amount of the facility per year, we will be liable to pay interest and charges of 3.75% above the U.S. dollar London Inter-Bank Offer Rate on any drawing under this facility. Under the terms of this facility, any draw down requires us to certify that we continue to satisfy certain financial covenants: specifically our Consolidated Total Net Worth, as defined, must exceed $75.0 million, and our current assets less current liabilities, but excluding deferred revenue, must not be less than minus $15.0 million. In addition, we are required to report the filing of any new patents, trademarks and copyrights and add those to the existing intellectual property portfolio which has been assigned as security to IPI

Financial Services which arranged the letter of credit. We are obligated to maintain the validity of all of our patents and only to license such patents to third parties under terms which are within the parameters of our customary licensing practices or to which IPI Financial Services has provided its consent. At June 30, 2005 $14.5 million was available to be drawn down under this facility and we believe that we were in compliance with the terms of the agreements described above.

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

During 2004 we entered into a number of forward exchange contracts to sell U. S. dollars and buy British pounds in order to fund our U. K. operating expenses during 2005 and during 2005 have continued to enter into such contracts to cover U. K. operating expenses in 2006. We entered into fixed rate contracts for each of the months from January to April 2005 for an aggregate amount of $6.0 million at exchange rates ranging from 1.83 to 1.85. We entered into further contracts for each of the months from May to December at an exchange rate of no higher than 1.96 and for an aggregate amount of $14.0 million. Under the terms of the later-dated contracts, if the spot exchange rate as each contract matures is higher than 1.96 we will sell the U. S. dollars at a rate of 1.96. If the spot exchange rate as each contract matures is lower than 1.96 we will sell half of the contracted U. S. dollars at a rate of 1.96 and half at the spot exchange rate. The purpose of these transactions is to limit the risk of adverse exchange rate fluctuations while retaining some benefit in the event of favorable fluctuations. We have entered into similar contracts covering each of the months January to April 2006 each for an amount of $1.75 million and at exchange rates of 1.91, 1.89, 1.86 and 1.83 respectively. We may enter into similar transactions in the future. These contracts were not designated as hedging instruments and, therefore, gains and losses are recognized immediately in earnings during the period.

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

We license our P-OLED technology to P-OLED materials manufacturers and display manufacturers, which then incorporate our technology into the materials and products they sell. Even if we and our display manufacturer licensees develop commercially viable applications for our P-OLED technologies, we may never recover our research and development expenses. We had net losses of $22.8 million, $34.8 and $15.4 million for the years ended December 31, 2003 and December 31, 2004 and the six months ended June 30, 2005, respectively, and as of June 30, 2005, we had an accumulated deficit of $169.3 million. We expect to report net losses in future periods. We cannot predict what impact continued net losses might have on our ability to finance our operations in the future or on the market value of our common stock.

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

We have been notified that Philips is considering strategic options for its P-OLED business and we believe that Philips may sell all or part of that business. We have received $543 thousand (which includes $533 thousand received by Litrex), $33 thousand and $70 thousand in revenues from Philips in, respectively, fiscal years 2002, 2003 and 2004 and $6 thousand for the six months ended June 30, 2005. We have been informed by Philips that production of their current P-OLED products is being discontinued and that they do not expect to pay us royalties in the near future. We do not expect these actions to have any material impact on our financial results in fiscal year 2005. We can provide no assurances with respect to alternatives Philips may be considering or the effects that any decision by Philips with respect to its P-OLED business may have on our business or future results of operations.

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

The leading LCD panel manufacturers, who use competing technologies but are also potential licensees of our P-OLED technology, are considerably larger and more established companies, and have global marketing capabilities and substantially greater financial resources to devote to research and development than we have. If our technology does not compete effectively with these and other display technologies, our business strategy will fail.

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

Our business strategy depends upon our development and maintenance of commercial licensing relationships with high-volume manufacturers of P-OLED displays. As of June 30, 2005, we had entered into nine licenses with display manufacturers, and have nine other relationships with manufacturers which are limited to technology development and the evaluation of our P-OLED technology for possible use in commercial production. Any of these relationships may fail to result in the display manufacturers entering into a licensing arrangement or, subsequently, commercial production, as applicable, of devices using our P-OLED technology on a scale sufficient for our business strategy to succeed. Moreover, if a licensee is no longer using our technology, it can generally terminate the license agreement upon notice and without further payment to us.

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

Currently, and for the foreseeable future, a significant portion of our revenues are and will be derived from a concentrated number of licensees. In 2003, 2004 and the first half of 2005, 10, five and two customers accounted for, respectively, 74%, 66% and 60% of our revenues. Furthermore, in 2003, 2004, and the first half of 2005 two, four and two licensees accounted individually for more than 10% of our revenues. Our future success will depend upon our ability to establish and maintain relationships with key licensees and to attract new licensees. If our royalty revenues are derived from a concentrated few licensee relationships, our operating results will be harmed if those licensees experience operating difficulties or curtail or terminate their use of our licensed technology, and we are not able to obtain replacement royalty sources. Replacement royalty sources may be difficult to obtain because of the lengthy periods required to attract and sign-up new licensees and have them enter commercial production.

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

Conflicts could arise between us and our licensees or joint development partners as to royalty rates, milestone payments or other commercial terms. Similarly, the parties may disagree as to which party owns or has the right to commercialize intellectual property that is developed during the course of the relationship or as to other non-commercial terms. If such a conflict were to arise, a licensee or joint development partner might attempt to compel renegotiation of certain terms of their agreement or terminate their agreement entirely, and we might lose the royalty revenues and other benefits of the agreement. Either we or the licensee or joint development partner might initiate litigation to determine commercial obligations, establish intellectual property rights or resolve other disputes under the agreement. Such litigation could be costly to us and require substantial attention of management. If we were unsuccessful in such litigation, we could lose the commercial benefits of the agreement, be liable for other financial damages and suffer losses of intellectual property or other rights that are the subject of dispute. Any of these adverse outcomes could cause our business strategy to fail. Some of our licenses contain “most favored nation” provisions. These provisions give licensees the right to reduced royalty rates or refunds of upfront fees in the event that we issue new licenses which have more favorable upfront fee or royalty rates than the existing licenses which contain these “most favored nation” provisions, but are otherwise similar in their terms.

If we do not receive additional financing in the future, we might not be able to continue the research, development and commercialization of our P-OLED technology.

Our capital requirements have been, and will continue to be, significant. Substantial additional funds will be required in the future to maintain current levels of expenditure for research, development and commercialization of our P-OLED and related technologies, to obtain and maintain patents and other intellectual property, or IP, rights in these technologies, and for working capital and other purposes, the timing and amount of which are difficult to forecast. Our total research and development expenditures were $16.8 million in 2003, $14.2 million in 2004 and $8.2 million for the six months ended June 30, 2005. Our cash on hand will not be sufficient to meet all of our future needs. When we need additional funds, such funds may not be available on commercially reasonable terms, or at all. If we cannot obtain more money when needed, we might be forced to cut back our current activities and our business might fail. In July 2004, we secured a line of credit in a maximum amount of $15.0 million, of which $0.5 million may not be borrowed, available for one year and extendible for up to two additional years to meet our short term capital requirements. There are financial costs associated with maintaining and accessing this facility. In addition, any borrowing under this facility is secured by a letter of credit issued by Wells Fargo Bank, the reimbursement obligations of which are secured by our IP portfolio and results in the imposition of certain financial and operating restrictions by the lender. We renewed this line of credit for a further year in July 2005.

As part of our agreement with Ulvac, Inc., or Ulvac, for the sale to Ulvac of a 50% interest in Litrex, we granted Ulvac a call, and obtained a put, on our remaining 50% interest in Litrex, exercisable in August 2005, with the closing to occur within 90 days of exercise. We expect that the sale of our remaining 50% interest in Litrex to Ulvac will occur by November 2005 and that we will receive approximately $10.0 million from Ulvac. Nevertheless, under certain circumstances such as infringement, impairment or unavailability of intellectual property required for Litrex to operate, or the departure of a group of key employees from Litrex, this sale may not proceed. If the sale does not proceed, we will not receive the expected proceeds from the sale of Litrex stock to Ulvac. In addition, in certain circumstances, we may be required to repurchase Ulvac’s 50% interest in Litrex for $15.1 million, the price Ulvac paid for their 50% interest, plus any additional funding that Ulvac provided to Litrex. If Ulvac were to fail to perform its obligations to continue to support Litrex’s development of ink jet printers for the display manufacturer industry, we may exercise our rights under a fallback license to obtain the necessary IP to develop, manufacture and supply ink jet printing equipment for use by manufacturers using our P-OLED technology independent of Litrex. In any such circumstance, we may incur substantial additional costs in order to ensure that ink jet printing equipment is made available for P-OLED display manufacturers. We have provided loans of $1.7 (net) million to Litrex so far in 2005 and may provide additional loans, or other forms of funding, to Litrex in the future.

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

We take out forward currency contracts to cover future projected currency conversions. We engage in hedging activities, but there is no guarantee that these will be successful in reducing the risks to us of our exposure to foreign currency fluctuations and these fluctuations may adversely affect our results of operations, financial condition or cash flows.

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

If we acquire or invest in any companies or technologies or enter into joint ventures in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value or have an adverse effect on our results of operations.

We intend to expand our business primarily through internal growth, but from time to time we may consider strategic acquisitions or other investments, as well as joint ventures, to develop P-OLED materials and displays. Any future acquisition, investment or joint venture would involve numerous risks, including:

•	potential disruption of our ongoing business and distraction of management;

•	difficulty integrating the operations and products of the acquired business;

•	unexpected expenses related to technology integration;

•	exposure to unknown liabilities, including litigation against the companies we may acquire or in which we invest or the joint ventures we form;

•	future losses or failure of the acquired business resulting in the impairment of the carrying value of any investment;

•	additional costs due to differences in culture, geographic locations and duplication of key talent; and

•	potential loss of key employees or customers of the acquired company.

We have made investments in Add-Vision, which we valued at $1.1 million and Micro-Emissive Displays, or MED, which we currently value at $0.9 million. As a result of these investments, or if we make acquisitions or other investments in the future, acquisition-related accounting charges may affect our balance sheet and results of operations. We may not be successful in addressing these risks or any other problems encountered in connection with any acquisitions or other investments. For example, in June 2005 MED issued a trading statement to the London Stock Exchange in which it reported poor yield in its manufacturing process and a delay in commercialization of its products until 2006. If MED is not successful in achieving its business objectives the value of their stock may fall and we might have to write down the value of our investment.

In addition, the failure to consummate any such acquisition, investment or joint venture after it has been announced and negotiations commenced may have an adverse effect on our business, including the diversion of our management’s time and attention, the negative impact on our business prospects or a decline in the market price for shares of our common stock. For example, in May 2005, we announced our intention to form a joint venture with Sumitomo Chemicals of Japan to develop and sell P-OLED materials. We already have a strong research relationship with Sumitomo and we believe that the strengthening of our relationship through the formation of this joint venture will be the most effective way of accelerating P-OLED material development in the future. Although we have signed a non-binding memorandum of understanding with Sumitomo to form this joint venture and are currently negotiating the detailed contractual arrangements, there can be no guarantee that we will conclude these negotiations successfully. Failure to conclude these negotiations successfully could have an adverse impact on us due to the possible adverse publicity and diversion of management time.

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

Affiliates of Kelso & Company, or Kelso, and affiliates of Hillman Capital Corporation, or Hillman Capital, beneficially own, respectively, approximately 44% and 22% of the outstanding shares of our common stock. Kelso is also represented on our board. As a result, Kelso and Hillman Capital exercise significant control over matters requiring stockholder approval. The concentrated holdings of Kelso and Hillman Capital may result in the delay or deterrence of possible changes in control of our company, which may negatively impact the market price of our common stock. The interests of these and other of our existing stockholders may conflict with the interests of our other stockholders.

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

As of June 30, 2005, there were 19,485,483 shares of common stock outstanding. In addition, we may in the future issue additional shares of our common stock that might become freely salable, including shares that may be issued upon the exercise of warrants and options. The 2,500,000 shares of common stock which were sold in our initial public offering are freely transferable without restriction or further registration under the Securities Act of 1933. Of the remaining 16,985,483 shares of our outstanding common stock 16,630,602 shares, or approximately 98%, are currently restricted as a result of lock-up agreements with the underwriters or pursuant to similar restrictions in our registration rights agreement and option plans. However, the underwriters can release all or any portion of the shares subject to their lock-up agreements and allow stockholders to sell these shares at any time and without prior notice or announcement. Similarly, we can release the restrictions on share sales imposed by our registration rights agreements or our option plans. Beginning on September 12, 2005, immediately after the expiration of the lock-up period in these agreements, 2,282,343 shares will be freely tradeable pursuant to Rule 144(k) under the Securities Act and another 14,703,140 shares will be eligible for resale under Rule 144, subject to the volume, manner of sale, holding period and other limitations of Rule 144.

In addition, stockholders currently representing all of the shares of our common stock have certain registration rights. We have filed a registration statement covering shares of our common stock issuable under our incentive plans. Once we register these shares, they can be freely sold, subject to the lock-up agreements.

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

The majority of our current expenditures are incurred in British pounds in order to fund our operations in the United Kingdom. If the U.S. dollar depreciates versus the British pound, additional U.S. dollars will be required to fund our operations in the United Kingdom. For example, a change in the rate at which we exchange U.S. dollars to British pounds from 1.8 to 1.9 would, at the current rate of expenditure, cost us approximately an additional $1 million per year.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice-President, Finance, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2005, Sunnyside Development Company filed a complaint against Opsys Limited and a company named by Sunnyside Development as CDT Limited, which is presumably intended to refer to one of our subsidiaries, Cambridge Display Technology Limited, in California Supreme Court alleging breach of contract and fraud arising out of an alleged property lease agreement between Opsys Limited and Sunnyside Development. Cambridge Display Technology Limited was not party to the lease. Sunnyside Development seeks compensatory damages that it claims exceed $10 million and punitive damages in the amount of $25 million. In October 2002, Opsys Limited and Sunnyside Development executed an Assignment of Lease and Consent of Lessor, which included a release of Opsys Limited by Sunnyside Development. In February 2005, the action was removed to the United States District Court for the Northern District of California. We believe that the claim have no merit and have filed a motion to dismiss the case. In April 2005, the United States District Court dismissed all the claims against CDT Limited and the claim for fraud against Opsys Limited, but gave Sunnyside permission to amend all its claims. On May 11, 2005, Sunnyside filed an amended complaint reasserting a fraud claim against both Opsys Limited and “CDT Ltd.” We made a further application to dismiss the claims and on August 8, 2005 the amended claims against CDT Limited and Opsys Limited were dismissed “with prejudice” and with no leave to amend, except for the claim for breach of contract against Opsys Limited may still be pursued by Sunnyside Development.

Item 2. Unregistered Sales of Equity Securities and Used of Proceeds

At December 31, 2004 we had not used any of the $25.0 million proceeds of our initial public offering in December 2004. At June 30, 2005, we had used $9.9 million of these proceeds, $1.0 million for the acquisition of fixed assets, $1.1 million for costs related to the acquisitions of CDT Oxford and Opsys Limited and the settlement of the liabilities of Opsys Limited, $1.1 million for the acquisition of an equity interest in Add-Vision, $1.7 million for loans to Litrex and $5.0 million for working capital requirements. We expect to use the remaining $15.1 million for general corporate purposes, including working capital and capital expenditures. We may also use a further portion of the net proceeds to acquire businesses, technologies or other assets.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders was held on June 29, 2005.

(b)	The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

(1)	Election of Directors

	Votes For	Withheld
Dr. David Fyfe	14,721,084	248,673
Philip E. Berney	14,721,154	248,603
Frank K. Bynum, Jr.	14,721,154	248,603
Joseph Carr	14,963,955	5,802
James V. Sandry	14,963,955	5,802

(2)	Ratification of the appointment of Ernst and Young LLP as the Company’s independent registered public accountants

Votes For	Against	Abstain
14,963,037	6,620	100

Item 6. Exhibits

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the material contained in Exhibits 32.1 and 32.2 is “furnished” and not deemed “filed” with the SEC. and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Dated: August 9, 2005	By:	/s/ DAVID FYFE
DAVID FYFE Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2005	By:	/s/ MICHAEL BLACK
MICHAEL BLACK Vice-President, Finance (Principal Financial Officer)