Form 10-Q
period 2005-09-30
Cambridge Display Technology, Inc.
filed 2005-11-09
CIK 1297968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, was 19,485,483, as of November 5, 2005.

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

In addition, when used in this Quarterly Report on Form 10-Q, including the documents incorporated by reference, the words “estimate,” “project,” “believe,” “intend”, “propose” and “expect” as well as similar expressions involving potential future developments are intended to identify forward-looking statements. All of these forward-looking statements reflect our current views with respect to future events and are subject to risks and uncertainties that will cause actual results to differ, perhaps materially, from those contemplated by the statements, including those risks discussed in this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share information)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,700	$26,892
Marketable securities	585	1,151
Accounts receivable, net	2,164	1,458
Due from affiliates	14	107
Taxes receivable	2,963	3,984
Investments in affiliates	1,824	—
Prepaid expenses and other current assets	6,313	6,903

Total current assets	19,563	40,495

Property, equipment and leasehold improvements, net	14,672	15,995
Investments in affiliates	888	2,574
Goodwill	65,612	65,612
Other intangible assets, net	3,292	4,477

Total assets	$104,027	$129,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,140	$8,604
Deferred revenue	4,591	6,936
Due to affiliate	3	109
Deferred proceeds on sale of subsidiary stock	5,785	—

Total current liabilities	16,519	15,649

Deferred revenue	800	800
Deferred proceeds on sale of subsidiary stock	—	5,785
Other liabilities	574	480

Commitments and contingencies (Note 7)	—	—

Common shareholders’ equity:
Preferred stock, voting $0.01 par value, 46,667 authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized 19,485,483 issued and outstanding	195	195
Additional paid-in capital	273,012	273,079
Deferred compensation	(6,965)	(9,266)
Common stock subscribed	(1,167)	(3,163)
Accumulated other comprehensive loss	(1,080)	(514)
Accumulated deficit	(177,861)	(153,892)

Total common shareholders’ equity	86,134	106,439

Total liabilities and shareholders’ equity	$104,027	$129,153

See accompanying notes.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,
	2005	2004
Operating revenues:
License fees and royalties	$110	$263
Technology services and development	2,785	1,382
Equipment and supplies	3,670	—

Total operating revenues	6,565	1,645
Cost of sales:
License fees and royalties	2	110
Technology services and development	916	604
Equipment and supplies	2,756	—

Total cost of sales	3,674	714

Gross profit	2,891	931

Operating expenses:
Research and development expenses	4,116	3,732
Selling, general and administrative expenses	5,813	3,679
Amortization of intangibles acquired	395	395

Total operating expenses	10,324	7,806

Loss from operations	(7,433)	(6,875)

Other (expense) / income:
Equity in loss of Litrex	(1,194)	(1,299)
Equity in loss of Add-Vision	(70)	—
Foreign currency transaction (loss)/profit	(276)	19
Other income	91	—
Interest income	3	56

Total other (expense) / income	(1,446)	(1,224)

Loss before benefit for income taxes	(8,879)	(8,099)

Benefit for income taxes	(288)	(561)

Net loss	(8,591)	(7,538)

Accretion of preferred stock	—	(1,752)

Net loss attributable to common shareholders	$(8,591)	$(9,290)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.44)	$(0.56)

Weighted average number of common shares outstanding, basic and diluted	19,485	16,563

See accompanying notes.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating revenues:
License fees and royalties	$1,233	$2,136
Technology services and development	5,895	3,233
Equipment and supplies	3,670	150

Total operating revenues	10,798	5,519
Cost of sales:
License fees and royalties	15	127
Technology services and development	2,040	1,000
Equipment and supplies	2,756	91

Total cost of sales	4,811	1,218

Gross profit	5,987	4,301

Operating expenses:
Research and development expenses	12,280	10,480
Selling, general and administrative expenses	14,196	9,358
Amortization of intangibles acquired	1,185	1,185

Total operating expenses	27,661	21,023

Loss from operations	(21,674)	(16,722)

Other (expense) / income:
Equity in loss of Litrex	(2,435)	(2,251)
Equity in loss of Add-Vision	(239)	—
Foreign currency transaction (loss) / gain	(370)	213
Other (expense)/income	(698)	33
Interest income	364	265

Total other (expense) / income	(3,378)	(1,740)

Loss before benefit for income taxes	(25,052)	(18,462)

Benefit for income taxes	(1,083)	(1,590)

Loss before cumulative effect of accounting change	(23,969)	(16,872)

Cumulative effect of accounting change	—	(12,200)

Net loss	(23,969)	(29,072)

Accretion of preferred stock	—	(5,254)

Net loss attributable to common shareholders	$(23,969)	$(34,326)

Net loss per common share attributable to common shareholders before cumulative effect of accounting change, basic and diluted	$(1.23)	$(1.33)
Net loss per common share due to cumulative effect of accounting change, basic and diluted	—	$(0.74)

Net loss per common share attributable to common shareholders, basic and diluted	$(1.23)	$(2.07)

Weighted average number of common shares outstanding, basic and diluted	19,485	16,563

See accompanying notes.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Operating activities
Net loss	$(23,969)	$(29,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	4,221	4,701
Gain on sale of property, equipment and leasehold improvements	(14)	—
Amortization of other intangible assets	1,185	1,185
Impairment of promissory notes	1,996	—
Acquired in process R & D	—	12,200
Amortization of deferred compensation	2,301	1
Equity in Loss of Litrex	2,435	2,251
Equity in Loss of Add Vision	239	—
Stock options granted	—	27
Changes in operating assets and liabilities:
Accounts and tax receivable	315	(1,882)
Due from affiliates	(13)	36
Prepaid expenses and other current assets	590	(2,761)
Accounts payable and accrued expenses	(2,464)	373
Deferred revenue	(2,345)	3,424
Other current and non-current liabilities	27	184

Net cash used in operating activities	(15,496)	(9,333)

Investing activities
Acquisition of property, equipment and leasehold improvements	(2,905)	(2,235)
Disposal of property, equipment and leasehold improvements	21	—
Loans advanced to affiliate (Litrex)	(1,715)	—
Investment in affiliate (Add Vision)	(1,097)	—
Cash of consolidated equity - CDT Oxford	—	1,564

Net cash used in investing activities	(5,696)	(671)

Financing activities
Receipt of loan	—	2,500
Net cash used in financing activities	—	2,500

Net decrease in cash	(21,192)	(7,504)
Cash and cash equivalents—beginning of period	26,892	10,400

Cash and cash equivalents—end of period	$5,700	$2,896

Supplemental disclosures of cash flow information
Interest paid	—	—
Taxes paid	(144)	(250)

See accompanying notes.

Cambridge Display Technology, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated balance sheet at September 30, 2005 and audited consolidated balance sheet at December 31, 2004, the related unaudited consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 and statements of cash flows for the nine months ended September 30, 2005 and 2004 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly certain information and footnote disclosures normally included in financial statements required by US GAAP have been omitted. Operating results for interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K.

2. Other Comprehensive Loss

An unrealized loss of $0.6 million was reported in the nine months ended September 30, 2005 due to the revaluation of marketable securities held by the Company. The securities are quoted in British pounds and, therefore, the revaluation includes an element of exchange rate fluctuation as well as decrease in the stock price.

	Nine Months Ended September 30,
	2005	2004
	in thousands
Net Loss	$(23,969)	$(34,326)

Other comprehensive loss:
Unrealized losses on marketable securities	(482)	—
Foreign currency translation adjustments	(84)	—

Other comprehensive loss:	(566)	—

Comprehensive loss	$(24,535)	$(34,326)

3. Investments in Affiliates

Litrex

The Company loaned $2.0 million to Litrex Corporation during the nine months ended September 30, 2005, of which $1.7 million remained outstanding at the date. $1.5 million of this balance is repayable on January 31, 2006 or earlier upon a change in Litrex ownership, except that if the Company sells its remaining 50% equity interest in Litrex to Ulvac, Inc., the other joint venture partner in Litrex, and Ulvac agrees to guarantee the loan at that time, the repayment date will remain at January 31, 2006. The remaining $0.2 million is repayable on November 15, 2005 or earlier upon a change in Litrex ownership. The loans are interest bearing at a rate of between 5.25% and 5.50% depending on the date of the advance. The loans are included within “Due from affliliates” in the accompanying balance sheet at September 30, 2005.

In July 2005 the Company purchased ink jet printing equipment from Litrex for $0.4 million which had previously been on loan to the Company for demonstration purposes.

On September 2, 2005, pursuant to the Sale and Purchase Agreement between the Company and Ulvac, the Company gave notice to Ulvac that it was exercising its “Put Option” under the terms of which, within 90 days of this notice having been given, Ulvac is required to purchase the Company’s remaining shareholding in Litrex for a consideration of $10 million. Ulvac acknowledged receipt of this notice effective September 5, 2005 and is obliged to complete the purchase by December 4, 2005. The transaction was completed on November 4, 2005.

Add-Vision

In March 2005, the Company invested $1.0 million in Add-Vision, Inc., a company located in California that researches and develops flexible, low cost, low resolution displays, in return for preferred stock with a 17% voting interest. It also granted Add-Vision a license to its intellectual property in return for preferred stock with a 22% voting interest. As a result of these transactions, the Company has, in aggregate, a 39% voting interest in Add-Vision and has appointed two directors to its board. The Company has valued this investment at $1.1 million, comprising the amount invested in cash plus associated expenses. It has not assigned any additional value to the preferred stock issued in return for the license. The Company does not control Add-Vision and is accounting for its investment using the equity method. The Company has agreed to grant Add-Vision a license to additional intellectual property at a future date but does not expect this to result in the Company owning more than a 50% voting interest in Add-Vision.

4. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim period after December 15, 2005. SFAS 123R will cause expense (similar to the amounts in the Company’s pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is evaluating the requirements of SFAS 123R and has not yet determined the method of adoption or the effect that adopting SFAS 123R will have on its consolidated financial statements. However, the effect of adopting SFAS 123R will be to increase recorded stock compensation expense.

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

5. Income Taxes

Income taxes are a benefit for the nine months ended September 30, 2005 and 2004 reflecting tax credits to be received for research and development costs net of Delaware franchise tax payments.

The “Taxes receivable” balance of $3.0 million at September 30, 2005 consists of $1.5 million of income tax refunds due for the year ended December 31, 2004 and $1.1 million for the nine months ended September 30, 2005. The balance represents anticipated United Kingdom value added tax recoveries. The Company’s claim for an income tax refund of $ 2.1 million in relation to 2003 was reviewed by the U. K. tax authorities with respect to whether or not the Company met the criteria of being a small or medium-sized enterprise. This review was concluded in May 2005 and no adjustment was deemed necessary to this claim which was settled in full in June 2005. A claim for repayment of $1.5 million in relation to the year ended December 31, 2004 was made in the third quarter of 2005 and was settled in full in October 2005.

6. Stock-Based Compensation

The Company follows APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options awarded to employees. Accordingly the Company has recognized no compensation expense with respect to options granted to employees. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by SFAS 123 “Accounting for Stock-Based Compensation,” the Company’s net loss for the three and nine months ended September 30, 2005 and 2004 would have been the pro forma amounts indicated below:

	Three Months Ended September 30, 2005
	2005	2004
	in thousands
Net loss—as reported	$(8,591)	$(7,538)
Less: accretion of preferred stock	—	(1,752)
Add back: APB 25 expense	765	—
Less: total stock-based employee compensation expense under the fair value method	(845)	(360)

Net loss attributable to common shareholders - pro forma	$(8,671)	$(9,650)

Net loss per share:
Basic and diluted—as reported	$(0.44)	$(0.56)

Basic and diluted—pro forma	$(0.44)	$(0.58)

	Nine Months Ended September 30, 2005
	2005	2004
	in thousands
Net loss—as reported	$(23,969)	$(29,072)
Less: accretion of preferred stock	—	(5,254)
Add back: APB 25 expense	2,302	1
Less: total stock-based employee compensation expense under the fair value method	(2,650)	(409)

Net loss attributable to common shareholders - pro forma	$(24,317)	$(34,734)

Net loss per share:
Basic and diluted—as reported	$(1.23)	$(2.07)

Basic and diluted—pro forma	$(1.25)	$(2.10)

As any options granted in the future will also be subject to the fair value pro forma calculations, the pro forma results for the periods ended September 30, 2005 and 2004 may not be indicative of the results for future years.

In September 2005, six officers of the company voluntarily surrendered, in aggregate, 365,447 options with strike prices of between $17.82 and $27.60. At September 30, 2005 there were a total of 780,702 options and warrants of the company’s stock outstanding after reflecting the cancellation of options referred to above. These officers were all recipients of significant awards of restricted stock units under the terms of the special bonus plan described below and believed that it would be beneficial to the company for the potentially dilutive effect of these stock options to be eliminated.

In December 2004, the Company allocated awards under its special bonus plan to officers and employees. These awards were made from a bonus pool with a value of $14.4 million, based on the initial public offering price for our common stock of $12.00 per share. All awards under this plan made with respect to this offering were made in restricted stock units representing a right to receive, in the aggregate, 1,200,000 shares of our common stock. Such awards will vest in three equal installments on each of the first three anniversaries of the public offering. However, if Kelso & Company, the Company’s largest shareholder, sells, in the aggregate, more than 25% of its shares of our common stock, such awards will vest in full upon such sale. Except as discussed below in relation to the award made to the company’s chief executive officer, the company is expensing the value of these awards over a three-year period commencing December 2004, subject to acceleration in the event of a Kelso sale.

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

In the three months ended September 30, 2005 the Company charged $0.8 million to operating expenses in relation to awards to bonus holders other than the Company’s chief executive officer. There was a reduction of the liability which had been accrued at June 30, 2005 for UK national insurance tax on special bonus plan awards due to a decline in the Company’s share price between June 30, 2005 and September 30, 2005 and a charge in relation to U.K. national insurance tax on awards which were expensed in the three months ended September 30, 2005. The net of these two amounts was zero and so no net charge was made in relation to UK national insurance tax on special bonus plan awards in the three months ended September 30, 2005.

In the nine months ended September 30, 2005 the Company charged $2.3 million to operating expenses in relation to awards to bonus holders other than the Company’s chief executive officer. A net benefit of $0.1 million was recognized in relation to the potential U. K. employer’s national insurance tax liability. This benefit consisted of a revaluation of the liability which had been accrued at December 31, 2004 due to a decline in the Company’s share price partially offset by a charge related to expensing of awards in the nine months ended September 30, 2005.

The U.K. national insurance tax accrual on special bonus plan awards will continue to vary depending on the share price at the end of each quarter, the vesting schedule, the current U. K. employer’s national insurance tax rate and whether or not award holders become subject to, or continue to be subject to, U.K. national insurance tax.

7. Commitments and Contingencies

Included within “Other intangible assets, net” at September 30, 2005 and December 31, 2004 is a license for intellectual property which is valued, net of accumulated amortization, at $1.1 million and $1.8 million, respectively. The licensor has advised the Company that this license is terminated, on grounds which the Company believes are not well founded. The licensor has been in negotiation with the Company with a view to resolving this dispute such that the Company would retain its rights to this intellectual property, and the Company believes that this dispute will be resolved satisfactorily without recourse to legal action. In the event that these discussions are not successful, the Company could incur material expenditures on legal proceedings against the licensor and might have to write off the net value of this asset.

When the Company acquired Opsys Limited in December 2004, there was an arbitration action being conducted in California to settle a claim by a former employee in the amount of $0.3 million. These arbitration proceedings are continuing and the Company believes that they will ultimately be concluded favorably to it without any material effect on its results of operations.

In January 2005, Sunnyside Development Company filed a complaint against Opsys Limited and a company named by Sunnyside Development as CDT Limited, which is presumably intended to refer to one of the Company’s subsidiaries, Cambridge Display Technology Limited, in California Supreme Court alleging breach of contract and fraud arising out of an alleged property lease agreement between Opsys Limited and Sunnyside Development. Cambridge Display Technology Limited was not party to the lease. Sunnyside Development seeks compensatory damages that it claims exceed $10 million and punitive damages in the amount of $25 million. In October 2002, Opsys Limited and Sunnyside Development executed an Assignment of Lease and Consent of Lessor, which included a release of Opsys Limited by Sunnyside Development. In February 2005, the action was removed to the United States District Court for the Northern District of California. The Company believes that the claim has no merit and filed a motion to dismiss the case. In April 2005, the United States District Court dismissed all the claims against CDT Limited and the claim for fraud against Opsys Limited, but gave Sunnyside permission to amend all its claims. On May 11, 2005, Sunnyside filed an amended complaint reasserting a fraud claim against both Opsys Limited and “CDT Ltd.” The Company made a further application to dismiss the claims and on August 8, 2005 the amended claims against CDT Limited and Opsys Limited were dismissed with prejudice and with no leave to amend, except for the claim for breach of contract against Opsys Limited which is still being pursued by Sunnyside Development.

When the Company acquired Opsys Limited for stock in December 2004, a proportion of the stock consideration was issued to the former owners of Opsys Limited but was held in escrow. In the event that the Company suffers a loss in relation to either of the claims against Opsys Limited described above, shares currently held in escrow will be forfeited to the value of the loss, as measured at the December 2004 initial public offering price of $12.00 per share. The value of the 422,610 shares held in escrow, based on the market price of $6.58 per share at September 30, 2005, is $2.8 million. The escrow shares are authorized and issued in the accompanying financial statements. Costs that the Company incurs in relation to the claims described above are charged to operating expense as incurred and in the first nine months of 2005 have amounted to $0.1 million.

On the basis of facts presently known, the Company is not involved in any other legal proceedings which could have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Under the terms of a contract between Covion Organic Semiconductors and the Company, the Company is obligated to provide the equivalent of 10 full-service equivalent scientists and engineers to work on research and development projects related to P-OLED materials until December 2006. The Company receives royalties from Covion based on the revenues for all Covion’s sales of P-OLED materials, whether or not those materials were developed by the project team. Through September 30, 2005, the royalties received from Covion were less than the costs of funding the project team and such excess costs have been expensed. Since royalties will continue to be payable after the obligation to provide research services has concluded, the Company anticipates that the contract will be profitable and accordingly has not included a loss provision. The Company is currently renegotiating the terms of this contract with Covion.

Under the terms of the Sale and Purchase Agreement with Ulvac, the Company is required to fund 50% of the Exit Bonus Plan in which all employees of Litrex are eligible to participate. The liability under this plan is related to the cash flow performance of Litrex and will not exceed $1.3 million. The Company will only become liable under this plan when it sells its remaining 50% equity interest in Litrex. This amount will be withheld from the purchase price to be paid by Ulvac to the Company for its 50% equity stake in Litrex, which the Company expects to sell to Ulvac in the fourth quarter of 2005, in addition to the other amounts to be held in escrow under the terms of the Sale and Purchase Agreement. The Company does not expect to incur any liability with respect to this plan.

Ulvac and the Company have executed a Retention Bonus Plan for Litrex. Under the terms of this plan, a bonus pool of between $0.2 million and $1.0 million will be paid to eligible employees of Litrex in April 2006. The size of the bonus pool will be based on the performance of Litrex during the period January through July 2005. The Company is liable for 50% of the cost of this plan. This liability will be paid into an escrow account by the Company when it sells its remaining 50% equity stake in Litrex to Ulvac. Litrex is accruing its expected liability under the terms of this plan. The Company expects to be liable for a contribution of $0.3 million to this plan.

Litrex led a consortium developing ink jet printing technology under a project which was funded by the U.S. Government. Up until August 2003, when the Company sold 50% of its equity interest in Litrex, $1.5 million had been received by Litrex in grant funding for that project, of which $1.0 million was passed on to other consortium members. Under the terms of this arrangement, should Litrex be sold to a non-U.S. company, previously received grant income may have to be reimbursed. The Company anticipates that it will sell its remaining 50% equity interest in Litrex on November 4, 2005 to Ulvac Inc, a Japanese.company. In the event that Litrex is obligated to repay any or all of the $1.5 million, the Company has agreed that it will reimburse the amount which has to be repaid. Although the maximum potential liability is $1.5 million, the Company believes that it is unlikely that Litrex will be required to reimburse the $1.0 million which was passed to other consortium members in which case its maximum liability would be $0.5 million.

The Company has a line of credit that was entered into in July 2004 providing for a maximum amount of $15.0 million, of which $0.5 million cannot be drawn, and which was not drawn upon at September 30, 2005. This line of credit was originally available for a minimum of one year, renewable for two further years, and is secured by a letter of credit issued by Wells Fargo Bank, which, in turn, is secured by the Company’s patents, trademarks and copyrights and associated license revenues. In July 2005, the line of credit was renewed for a second year to cover the period to June 30, 2006. In addition to certain fixed fees payable regardless of whether or not the line of credit is utilized, which amount to approximately 3% of the total amount of the line of credit per year, the Company will be liable to pay interest and charges of 3.75% above the U.S. dollar London Inter-Bank Offer Rate on any drawing under this line of credit. Under the terms of this line of credit, any draw down requires the Company to certify that it continues to satisfy certain financial covenants: specifically its Consolidated Total Net Worth, as defined, must exceed $75.0 million, and its current assets less current liabilities, but excluding deferred revenue, must not be less than minus $15.0 million. In addition, the Company is required to report the filing of any new patents, trademarks and copyrights and add those to the existing intellectual property portfolio which has been assigned as security to IPI Financial Services, a company which specializes in arranging loan guarantees secured with intellectual property portfolios and which arranged the letter of credit. The Company is obligated to maintain the validity of all of its patents and only to license such patents to third parties under terms which are within the parameters of its customary licensing practices or to which IPI Financial Services has provided its consent. The Company believes that it is in compliance with the covenants required under this line of credit and, therefore, that this line of credit is available for use.

8. Subsequent Events

On November 4, 2005 the Company entered into a Second Sale and Purchase Agreement with Ulvac and Litrex under the terms of which Ulvac completed its purchase of 50% of the equity of Litrex from the Company. Under the terms of this agreement, Ulvac paid the Company a consideration of $9.7 million being the previously agreed purchase price of $10.0 million less $0.3 million being the Company’s agreed contribution the Litrex’s Retention Bonus Plan. Of the proceeds, $1.0 million, or 10% of this consideration, has been put into escrow for a period of one year. This escrow amount is held as security in the event that Ulvac makes a claim against against the Company for breach of warranty or breach of covenant including Litrex becoming liable to repay any of the grants which it received from the U. S. Government pursuant to the arrangements described in note 7 above. The escrow period may be extended for a further year if the status of the potential liability in relation to the U. S. Government grant has not been settled by November 2006. Pursuant to the 2003 Sale and Purchase Agreement, $1.4 million had been held in escrow since the sale of the first 50% of Litrex in 2003 and this amount has been released to the Company. Litrex has agreed to repay to the Company $1.7 million of loans advanced by the Company to them by December 2005, plus accrued interest. On November 3, 2005, the Company entered into an agreement with Philips Electronics N. V. of the Netherlands under the terms of which it paid $1.0 million to Philips, of which $0.6 million had originally been paid in 2004 and was being held in escrow and $0.4 million was paid in cash in November 2005, in consideration for Philips entering into a license agreement with Litrex in settlement of a claim for rights to certain intellectual property which had been made by Philips Electronics N. V. against Litrex.

The total net gain to be recognized in the fourth quarter of 2005 is approximately $15 million. The gain is higher than the proceeds received during the November transaction due to the 2003 deferral of the gain on the sale of the initial 50% interest in Litrex. The investment in Litrex has been combined with the loans in current assets and the deferred gain reclassified as current on the accompanying balance sheet to reflect the consummation of this transaction. The Company has not recognized any gain with respect to the $1.0 million which remains in escrow and will not do so unless and until this amount is released.

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

Overview

We are a pioneer in the development of Polymer Organic Light Emitting Diodes, or P-OLEDs, and their use in next-generation flat panel displays and other applications. Since our inception in 1992, we have focused on continuing research and development related to the production, manufacturing and commercialization of P-OLED technology in the flat panel display and other industries. Our revenues are primarily generated from the licensing of rights to use our intellectual property, or IP, portfolio, from ongoing product royalties. from fees generated from transfer of technology and joint technology development agreements and from the sale of ink-jet printing equipment (manufactured by our former 50% owned joint venture, Litrex) and polymer inks for use in this equipment.

While we have made significant progress over the past few years in advancing our P-OLED technology into a number of display licenses, we have incurred significant losses and will continue to do so unless our P-OLED technology becomes more widely adopted and commercialized by flat panel display manufacturers. At September 30, 2005, we had an accumulated deficit of approximately $178 million in large part due to the research and development expenditures we have incurred. Our total research and development expenditures since 1999 exceed $84 million.

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

Management monitors performance by reference to internal and external technology developments. We continue to develop our technology to increase the lifetimes and efficiencies of our P-OLED materials. We have announced that the our blue material, which is the most challenging technically, has achieved a lifetime of 100,000 hours at an initial brightness of 100 candelas per square meter (with lifetime defined as the time a test display decays to 50% of its initial brightness). We have also announced that our red phosphorescent material has a achieved a lifetime of 250,000 hours and an efficiency of 5.6 candelas per amp, based on the testing conditions described above. This result was achieved, in partnership with Sumitomo Chemical, using our next generation dendrimer technology, which we acquired from Opsys in 2002. This technology has the potential to produce significantly more power efficient materials than we currently have, which is particularly important for the red color which is currently the least power efficient color. The lifetimes of commercial displays using P-OLED materials depend on a number of factors including the presence, or not, of a front-face polarizer, the aperture ratio and relative pixel areas. Measured lifetimes in test cells, quoted here, do not include a number of these variables and are not, therefore, representative of service lifetimes although the results may be used in models which make assumptions regarding the variables to indicate likely services lifetimes. We are actively supporting the development of international OLED standards to enable meaningful comparisons between competing OLED technologies.

In May 2005, we announced our intention to form a joint venture, to be called Sumation KK, with Sumitomo Chemical of Japan, to develop, manufacture, market and sell P-OLED materials. Sumitomo has purchased the Lumation® P-OLED material business of Dow Chemical and rights to use the acquired intellectual property will be licensed to this joint venture, together with intellectual property rights from Sumitomo and ourselves and access to dedicated research teams at both Sumitomo and CDT facilities. We already have a strong research relationship with Sumitomo and we believe that the strengthening of our relationship through the formation of this joint venture will be the most effective way of accelerating P-OLED material development in the future as well as giving CDT a longer-term stake in the business of P-OLED material sales. We expect that the joint venture will be formed and operations will commence in November 2005.

We believe that two recently apparent industry trends could be beneficial for the adoption of our P-OLED technology. Firstly, with the advent of third generation mobile telephone technology, real-time streaming video services are becoming available on mobile handsets. In order to be most attractive to consumers, the display screens on handsets need to offer high contrast picture quality and a fast video rate to provide a satisfying viewing experience. High contrast and fast video rate are key features of our P-OLED technology.

Secondly, in recent years the display industry substantially reduced unit costs by investing in manufacturing plants which can process ever larger glass substrate sizes. We believe that the display industry is coming to the conclusion that LCD plants currently under construction, which can process glass substrates up to approximately two meters by two meters, or “Generation 7”, will achieve the maximum unit cost reduction possible due to economies of scale and that attempting to build plants to process larger glass substrate sizes will not result in further reduction in unit costs. In the future, we believe that significant reductions in display manufacturing costs will require reductions in bill of material costs. Compared to the incumbent LCD technology, displays manufactured using our P-OLED technology do not require either backlights or color filters which together, for a large LCD panel display, comprise up to 50% of the manufactured cost. We believe that manufacturers of large display panels, for example for television applications, view the potential for bill of materials cost reduction as a key attraction of our P-OLED technology as they continue to strive for ever lower display manufacturing costs.

In reading our financial discussions, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance:

•	Because our license fees may consist of large one-time payments and our royalties for the foreseeable future are expected to be smaller, recurring payments, we expect fluctuations in these revenues depending on the periods in which we enter into new licenses.

•	We have and will continue to invest significant resources in research and development in order to develop and effectively demonstrate our technology so that it can be commercialized in a growing number of applications. Our total research and development expenditures in the year end December 31, 2004 were $14.2 million and in the nine months ended September 30, 2005 were $12.3 million.

•	The extent to which we continue to enter into new technology development agreements and existing technology development partners enter into commercial licenses for use of our P-OLED technology impacts our future revenues.

•	The extent to which our existing licensees expand the use of our P-OLED technology in commercial applications in their consumer electronic products impacts our future revenues.

Management

In September 2005, we strengthened our management team by appointing Daniel Abrams, formerly Finance Director of Xenova Group plc, a British company, as our Chief Financial Officer.

Results of Operations

Comparison of Three Months Ended September 30, 2005 and September 30, 2004

Operating revenues

(in thousands)

	Three months ended September 30, 2005	Three months ended September 30, 2004	% Increase / (Decrease)
License fees and royalties	$110	$263	(58)%
Technology services and development	2,785	1,382	102%
Equipment and supplies	3,670	—	N/A
Operating revenues	$6,565	$1,645	299%

Revenues from License fees and royalties fell by $0.2 million, or 58%, from $0.3 million in the third quarter of 2004 to $0.1 million in the third quarter of 2005. License fee revenues in the third quarter of 2004 were less than $0.1 million, and were comprised of the recognition of deferred revenues from one existing licensee. There were no license fee revenues in the third quarter of 2005 and no further license fee stage payments under existing licenses are expected during the remainder of 2005. We are working closely with several potential licensees, but there can be no certainty that any new license negotiations will be concluded during 2005. Royalty revenues were $0.2 million from six different companies in the third quarter of 2004 and $0.1 million from six different companies in the third quarter of 2005. This reduction is due to the discontinuance of production of monochrome displays by Philips. Dow Chemicals, one of our licensees for the production and sale of polymer materials, has assigned its license from us to Sumitomo Chemical as a result of which royalties due under the terms of this license are no longer received from Dow but are received from Sumitomo Chemical. We will discontinue receiving royalties on these sales upon the establishment of our proposed joint venture with Sumitomo Chemical.

Technology services and development revenues grew from $1.4 million in the third quarter of 2004 to $2.8 million in the third quarter of 2005, an increase of $1.4 million, or 102%. This growth was due to the technology services component of a large contract for the supply of ink jet printing equipment and technology services which was recognized in the third quarter of 2005 and also due to an increase in the number of technology transfer and development contracts from six in the third quarter of 2004 to eight in the third quarter of 2005. We have recognized revenue following the completion of a large contract with Delta Opto of Taiwan which included the supply of ink jet printing equipment as well as technology transfer in the third quarter of 2005.

Equipment and supplies revenues grew from zero in the third quarter of 2004 to $3.7 million in the third quarter of 2005. The majority of this revenue related to the sale of three ink jet printers under the terms of the large contract with Delta Opto for equipment and technology transfer described above. We also sold a printer to another customer, some test equipment and a quantity of polymer ink.

We are continuing to promote the sales of ink jet printers, technology transfer and polymer ink and we believe that these revenue lines have the potential for continued revenue growth in the future.

Total operating revenues increased by $4.9 million from $1.6 million in the third quarter of 2004 to $6.6 million in the third quarter of 2005, an increase of 299%.

Given the nature of our business and the current stage of our development, including the factors and trends described at the end of “Overview” above, revenues fluctuate significantly from quarter to quarter and will continue to do so in the future.

Sumitomo Chemical, and associated companies, and Delta Opto each accounted for in excess of 10% of our revenues for the third quarter of 2005. Sumitomo Chemical is a shareholder of CDT, owning less than 10% of our common stock. Following the establishment of our proposed joint venture with Sumitomo Chemical, we will discontinue receiving royalty or technology services revenues from them.

Cost of Sales

(in thousands)

	Three months ended September 30, 2005	% of Revenues *	Three months ended September 30, 2004	% of Revenues *
License fees and royalties	$2	2%	$110	42%
Technology services and development	916	33%	604	44%
Equipment and supplies	2,756	75%	—	—
Cost of sales	$3,674	56%	$714	43%

*	the percentages shown in these columns represent each Cost of sales figure divided by the corresponding Revenue figure from the Operating Revenues table above

Cost of sales related to License fees and royalties was 42% of related sales for the third quarter of 2004 and 2% for the third quarter of 2005. The primary component for both quarters was payments to third parties from whom we have acquired intellectual property, although the percentage reported in the third quarter of 2004 was higher because of a payment made to the University of Cambridge pursuant to a renegotiation of the level of payments due to them. We expect that cost of sales for License fees and royalties will average between 1% and 2% of related sales in the future. Cost of sales related to Technology services and development fell from 44% for the third quarter of 2004 to 33% for the third quarter of 2005. The higher cost of sales percentage in the third quarter of 2004 was due to costs in relation to sponsored university research which we were required to fund under the terms of one of our technology development contracts. Cost of sales related to Equipment and supplies revenues was 75% of related sales for the third quarter of 2005. There were no revenues or cost for Equipment and supplies in the third quarter of 2004.

We account for cost of sales on an incremental cost basis and, therefore, relatively high margins are required, particularly for Technology services and development, in order for these contracts to make a contribution to our fixed costs. The margins achieved in 2005 are likely to be more representative of future periods than the margins achieved in 2004.

Research and development

(in thousands)

	Three months ended September 30, 2005	Three months ended September 30, 2004	% Increase / (Decrease)
Research and development expenses	$4,116	$3,732	10%

Our research and development expenses increased by $0.4 million from $3.7 million in the third quarter of 2004 to $4.1 million in the third quarter of 2005. Half of this increase was due to grant receipts that were received in the third quarter of 2004 versus zero in the third quarter of 2005. The remaining $0.2 million increase was due to charges related to awards of restricted stock units which were made in the fourth quarter of 2004.

In addition to the expenditures on research and development in the third quarters of both 2004 and 2005, $0.7 million of expense was incurred on activities which were similar in nature to research and development but which directly supported revenue-generating projects and were not therefore classified as research and development expenses. A portion of these expenditures was charged to cost of sales in the current period and the remainder was held on the balance sheet in “Prepaid expenses and other current assets” to be charged to cost of sales on recognition of the corresponding revenues.

Research and development expenses will continue to vary from quarter to quarter due to the specific requirements of the projects being carried out in any quarter.

Selling, general and administrative expenses

(in thousands)

	Three months ended September 30, 2005	Three months ended September 30, 2004	% Increase / (Decrease)
Selling, general and administrative expenses	$5,813	$3,679	58%

Our selling, general and administrative expenses increased by $2.1 million from $3.7 million in the third quarter of 2004 to $5.8 million in the third quarter of 2005. $2.0 million of this increase was due to the impairment of promissory notes held by us. These notes were issued in 1999 to two parties which had acquired stock from us and the promissory notes were secured by the stock. The promissory notes were due to be repaid in September 2005 but the noteholders have defaulted on their repayment obligations and we do not believe that we will be able to recover the funds due. At September 30, 2005, the value of the promissory notes exceeds the value of the stock by $2.0 million. If our stock price falls below the price at September 30, 2005, a further impairment charge may be recognized. There was a $0.5 million increase in expenditures due to a charge related to the fourth quarter 2004 awards of restricted stock units and a $0.4 million decrease due to certain one-time expenditures which were incurred in the third quarter of 2004. These expenditures related to the establishment of our line of credit, costs incurred in preparation for our initial public offering in December 2004 and an accrual related to stock options issued to a former officer of the company. We believe that we will continue to incur significant general and administrative expenses in 2005, as well as in future periods, associated with being a public company.

Our amortization of intangibles acquired remained constant at $0.4 million for the third quarter of 2004 and the third quarter of 2005.

Other income (expense)

(in thousands)

	Three months ended September 30, 2005	Three months ended September 30, 2004
Equity in loss of Litrex	$(1,194)	$(1,299)
Equity in loss of Add-Vision	(70)	—
Foreign currency transaction (loss) / income	(276)	19
Other income	91	—
Interest income	3	56

Total Other expense	$(1,446)	$(1,224)

Equity in loss of Litrex improved from a loss of $1.3 million in the third quarter of 2004 to a loss of $1.2 million in the third quarter of 2005 due to the recognition of revenue and profit in relation to equipment deliveries. We expect Litrex to report further losses as it continues to invest in ink jet printer development and we will report 50% of those losses while we continue to hold a 50% equity interest. On September 2, 2005, pursuant to the Sale and Purchase Agreement, we gave notice to Ulvac that we were exercising our “Put Option” under the terms of which, within 90 days of this notice having been given, Ulvac is required to purchase our remaining shareholding in Litrex for a consideration of $10 million. The transaction closed on November 4, 2005 and is described in more detail under “Liquidity and Capital Resources” below.

The Equity in loss of Add-Vision includes our portion of its loss for the third quarter of 2005. We expect a similar level of loss to continue in future periods as Add-Vision incurs research and development expenditures on its disposable, flexible display technology. Our proportion of the loss of Add-Vision will increase if, as expected, we increase our equity stake in Add-Vision when we issue an additional license to Add-Vision in the future.

Currency losses in 2005 primarily resulted from the revaluing of assets and liabilities denominated in currencies other than U.S. dollars. We would expect a gain from such revaluations in 2005 if the U.S. dollar weakens versus the British pound during the year and a loss if it strengthens since our British pound assets exceed our British pound liabilities.

Other income of $0.1 million in the third quarter of 2005 relates to an unrealized gain in the value of forward exchange contracts, which we have taken out in order to economically hedge future British pound expenses.

Interest income was lower in the third quarter of 2005 than in the third quarter of 2004 because we have reversed the interest income which we had previously recognized for the impaired promissory notes described under Selling, general and administrative expenses above. Unless interest rates fall, we expect higher interest income in 2005 due to our higher cash balance following our initial public offering.

Our benefit for income taxes was $0.6 million for the third quarter of 2004 compared to $0.3 million for the third quarter of 2005. This benefit is shown because we surrendered tax losses which related to certain research and development expenditures to the UK tax authorities in return for a cash payment. The amount of benefit we can accrue is reduced to the extent that such expenses support revenue-generating contracts.

Our net loss increased by $1.1 million from $7.5 million in the third quarter of 2004 to $8.6 million in the third quarter of 2005. Our net loss attributable to common shareholders decreased by $0.7 million from $9.3 million in the third quarter of 2004 to $8.6 million in the third quarter of 2005. The most significant reason for the increase in the loss was higher operating expenses incurred, as described above, although we also achieved a significantly higher gross profit. We recorded a $1.8 million charge for accretion of our preferred stock in the third quarter of 2004 but, following the conversion of all of our preferred stock into common stock immediately prior to our initial public offering in December 2004, we no longer have any preferred stock outstanding and accretion charges will not be recorded in 2005.

Comparison of Nine Months Ended September 30, 2005 and September 30, 2004

Operating revenues

(in thousands)

	Nine months ended September 30, 2005	Nine months ended September 30, 2004	% Increase / (Decrease)
License fees and royalties	$1,233	$2,136	(42)%
Technology services and development	5,895	3,233	82%
Equipment and supplies	3,670	150	2347%
Operating revenues	$10,798	$5,519	96%

Revenues from License fees and royalties fell by $0.9 million, or 42%, from $2.1 million in the first nine months of to $1.2 million in the first nine months of 2005. License fee revenues in the first nine months of 2004 were $0.6 million, and consisted of revenues from two existing licensees. There were no license fee revenues in the first nine months of 2005. Royalty revenues were $1.5 million from six different companies in the first nine months of 2004 and $1.2 million from seven different companies in the first nine months of 2005.

Technology services and development revenues grew by $2.7 million from $3.2 million in the first nine months of 2004 to $5.9 million in the first nine months of 2005, an increase of 82%. This growth is due to the technology services component of a large contract for the supply of ink jet printing equipment and technology services which was recognized in the third quarter of 2005 and an increase in the number of technology transfer and development contracts from nine in the first nine months of 2004 to ten in the first nine months of 2005.

Equipment and supplies revenues grew by $3.5 million from $0.2 million in the first nine months of 2004 to $3.7 million in the first nine months of 2005 due to the recognition of revenue for ink jet printing equipment supplied under the terms of the large contract described above as well as revenue for an additional ink jet printer sold to another customer and revenues for the supply of polymer inks.

Sumitomo Chemical, and associated companies, and Delta Opto each accounted for in excess of 10% of our revenues for the first nine months of 2005. Sumitomo Chemical is a shareholder of CDT, owning less than 10% of our common stock. Following the establishment of our proposed joint venture with Sumitomo Chemical we will discontinue receiving royalty or technology services revenues from them.

Cost of Sales

(in thousands)

	Nine months ended September 30, 2005	% of Revenues *	Nine months ended September 30, 2004	% of Revenues *
License fees and royalties	$15	1%	$127	6%
Technology services and development	2,040	35%	1,000	31%
Equipment and supplies	2,756	75%	91	61%
Cost of sales	$4,811	45%	$1,218	22%

*	the percentages shown in these columns represent each Cost of sales figure divided by the corresponding Revenue figure from the Operating Revenues table above

Cost of sales related to License fees and royalties was 6% of related sales for the first nine months of 2004 and 1% the first nine months of 2005. The primary component for both periods was payments to third parties from whom we have acquired intellectual property but the percentage reported in the third quarter of 2004 was higher because of a payment made to the University of Cambridge pursuant to a renegotiation of the level of payments due to them. Cost of sales related to Technology services and development rose from 31% for the first nine months of 2004 to 35% for the first nine months of 2005. This increase was due to a technology development contract for which we recognized revenue in the second nine months of 2004 which had very low associated costs and due to delivery under a contract in the second nine months of 2005 which required us to purchase a significant quantity of polymer materials from a third party supplier.

We account for cost of sales on an incremental cost basis and, therefore, relatively high margins are required, particularly for Technology services and development, in order for these contracts to make a contribution to our fixed costs. The margins achieved in 2005 are likely to be more representative of future periods than the margins achieved in 2004.

Research and development

(in thousands)

	Nine months ended September 30, 2005	Nine months ended September 30, 2004	% Increase / (Decrease)
Research and development expenses	$12,280	$10,480	17%

Our research and development expenses increased by $1.8 million from $10.5 million in the first nine months of 2004 to $12.3 million in the first nine months of 2005. $1.2 million of this increase was due to a reduction in grant receipts, which we offset against research and development costs, in the first nine months of 2005 compared to the first nine months of 2004. The remaining $0.6 million of the increase was due to a charge which was recorded in the first nine months of 2005 for the grant of restricted stock units issued under our special bonus plan.

In addition to the $12.3 million expenditure on research and development in the first nine months of 2005, $2.4 million was incurred on activities which were similar in nature to research and development but which directly supported revenue-generating projects and were not therefore charged to cost of sales in the current period. $1.3 million was spent on such activities in the first nine months of 2004. A portion of these expenditures is charged to cost of sales in the current period and the remainder is held on the balance sheet in “Prepaid expenses and other current assets” to be charged to cost of sales on recognition of the corresponding revenues.

Selling, general and administrative expenses

(in thousands)

	Nine months ended September 30, 2005	Nine months ended September 30, 2004	% Increase / (Decrease)
Selling, general and administrative expenses	$14,196	$9,358	52%

Our selling, general and administrative expenses increased by $4.8 million from $9.4 million in the first nine months of 2004 to $14.2 million in the first nine months of 2005. $2.0 million of this increase was due to the impairment of promissory notes held by us. These notes were issued in 1999 to two parties which had acquired stock from us and the promissory notes were secured by the stock. The promissory notes were due to be repaid in September 2005 but the noteholders have defaulted on their repayment obligations and we do not believe that we will be able to recover the funds due. The value of the promissory notes exceeds the value of the stock by $2.0 million. In addition $1.7 million of this increase was due to a charge related to awards of restricted stock units which were made in the fourth quarter of 2004. The primary reasons for the remainder of the increase were the costs of our line of credit, increased costs of patent filing, increased cost of directors and officers insurance and other costs associated with being a public company.

Our amortization of intangibles acquired remained constant at $1.2 million for the first nine months of 2004 and the first nine months of 2005.

Other income (expense)

(in thousands)

	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Equity in loss of Litrex	$(2,435)	$(2,251)
Equity in loss of Add-Vision	(239)	—
Foreign currency transaction (loss)/gain	(370)	213
Other (expense)/income	(698)	33
Interest income	364	265

Other expense	$(3,378)	$(1,740)

Equity in loss of Litrex increased from $2.3 million in the first nine months of 2004 to $2.4 million in the first nine months of 2005 due to an increase in development costs incurred by Litrex to develop printers for larger glass sizes.

The Equity in loss of Add-Vision includes our portion of seven months of its losses since we acquired our equity stake in Add-Vision at the start of March 2005. Our proportion of the loss of Add-Vision will increase if, as expected, we increase our equity stake in Add-Vision when we issue an additional license to Add-Vision in the future.

Currency gains and losses primarily result from the revaluing assets and liabilities denominated in currencies other than U.S. dollars. We would expect a gain from such revaluations in 2005 if the U.S. dollar weakens versus the British pound during the year and a loss if it strengthens since our British pound assets exceed our British pound liabilities.

Other expense of $0.7 million in the first nine months of 2005 relates to an unrealized loss in the value of forward exchange contracts, which we have taken out in order to economically hedge future British pound expenses.

Interest income was higher in the first nine months of 2005 than in the first nine months of 2004 due to higher average cash balances. Unless interest rates fall, we expect higher interest income in 2005 due to our higher cash balance following our initial public offering.

Our benefit for income taxes was $1.6 million for the first nine months of 2004 compared with $1.1 million for the first nine months of 2005. This benefit is shown because we surrendered tax losses which related to certain research and development expenditures to the UK tax authorities in return for a cash payment. The amount of benefit we can accrue is reduced to the extent that such expenses support revenue-generating contracts.

Our loss before cumulative effect of accounting change increased by $7.1 million from $16.9 million in the first nine months of 2004 to $24.0 million in the first nine months of 2005. Our net loss to common shareholders decreased by $10.3 million from $34.3 million in the first nine months of 2004 to $24.0 million in the first nine months of 2005. This decrease reflects the effect of a $12.2 million cumulative effective of accounting change in the first quarter of 2004 due to the consolidation of CDT Oxford on January 1, 2004. We achieved a higher gross profit in the first nine months of 2005 compared to the first nine months of 2004, but incurred increased operating expenses and increased losses due to currency fluctuations. We recorded a $5.3 million charge for accretion of our preferred stock in the first nine months of 2004 but, following the conversion of all of our preferred stock into common stock immediately prior to our initial public offering in December 2004, we no longer have any preferred stock outstanding and accretion charges will not be recorded in 2005.

We have reported other comprehensive loss of $0.6 million in relation to a revaluation of stock we hold in Micro-Emissive Displays, or MED, one of our licensees. In June 2005, MED announced to the London Stock Exchange that its directors were not yet satisfied with the yields of its manufacturing process however, in September 2005 MED further announced that they expected to commence commercial production by late 2005 or early 2006.

Liquidity and Capital Resources

Our cash balance was $5.7 million at September 30, 2005. Net cash used in operating activities was $15.5 million for the nine months ended September 30, 2005 and $9.3 million for the nine months ended September 30, 2004. $2.9 million of the $7.4 million increase in cash used was due to the increase in loss from operations plus $3.3 million due to changes in working capital, primarily due to changes in our deferred revenue balance attributable in turn to the recognition of revenue under a major contract in September 2005 versus having increased as stage payments were invoiced for this and other contracts during 2004. We have no outstanding borrowings under our credit facility and are not currently planning to draw down under this facility.

Our accounts receivable increased from $1.5 million at December 31, 2004 to $2.2 million at September 30, 2005 due to invoices we issued in the third quarter of 2005 for the sale of ink jet printing equipment, polymer inks and technology development services. Our prepaid and other assets fell from $6.9 million at December 31, 2004 to $6.3 million at September 30, 2005 due to the recognition of costs related to the major contract for which we recognized revenue in September 2005. Our current deferred revenue balance decreased from $6.9 million at December 31, 2004 to $4.6 million at September 30, 2005 because we recognized revenue with respect to a major contract in the third quarter of 2005. We expect to realize, during 2005, the majority of our currently deferred revenue at September 30, 2005 but, given that it is our objective to enter into further such contracts in 2005, we would expect significant balances to remain in both prepaid and other assets and deferred revenue at the end of 2005.

Net cash used by investing activities for the nine months ended September 30, 2004 was $0.7 million consisting of a $1.6 million opening cash balance of CDT Oxford which was consolidated effective January 1, 2004 less $2.2 million of capital expenditures for the nine month period. Net cash used in investing activities for the nine months ended September 30, 2005 was $5.7 million, primarily consisting of $1.1 million for the acquisition of an equity interest in Add-Vision, $2.9 million for the acquisition of fixed assets, including $0.4 million for the purchase of ink jet printing equipment from Litrex, and $1.7 million (net) advanced to Litrex. Total funding provided to Litrex in 2005 which remains outstanding is $1.7 million which we expect to be repaid in December 2005. On September 2, 2005, pursuant to our agreement with Ulvac, we gave notice to Ulvac that we were exercising our “Put Option” under the terms of which, within 90 days of this notice having been given, Ulvac is required to purchase our remaining shareholding in Litrex for a consideration of $10 million.

On November 4, 2005 we entered into a Second Sale and Purchase Agreement with Ulvac and Litrex under the terms of which Ulvac completed its purchase of 50% of the equity of Litrex from the Company. Under the terms of this agreement, Ulvac paid us a consideration of $9.7 million being the previously agreed purchase price of $10.0 million less $0.3 million being our agreed contribution to Litrex’s Exit Bonus Plan. $1.0 million, or 10% of this consideration, has been put into escrow for a period of one year. This escrow period may be extended for a further year if the status of our potential liability in relation to the U. S. Government grant described in note 7 to our interim financial statements has not been settled by November 2006. Pursuant to the 2003 Sale and Purchase Agreement, $1.4 million had been held in escrow since the sale of the first 50% of Litrex in 2003 and this amount has been released to the Company. Litrex has agreed to repay to the Company $1.7 million of loans advanced by the Company to them by December 2005, plus accrued interest. In November 2005, the Company made a payment of $0.4 million to Philips Electronics N. V. of the Netherlands in consideration for them entering into a license agreement with Litrex in settlement of a claim for rights to certain intellectual property which had been made by Philips Electronics N. V. against Litrex. As a result of these transactions, we will receive a net total of $11.4 million in 2005 and a further $1.0 million when, and to the extent that, the remaining escrow amount is released.

Capital expenditures rose from $2.2 million for the first nine months of 2004 to $2.9 million for the first nine months of 2005 due the acquisition by us of a piece of equipment for our technology development centre which we require to develop fabrication techniques involving a transparent cathode layer, which could enable displays to operate more efficiently and with longer lifetimes. Our property, equipment and leasehold improvements balance fell from $16.0 million at December 31, 2004 to $14.7 million at September 30, 2005 due to the continuing depreciation of the assets which comprise our Technology Development Centre.

We expect, based on our internal forecast and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts and revenues and the purchase price for our remaining shareholding in Litrex, which we received in November 2005) that we have sufficient cash to meet our obligations for at least the next twelve months. We have a line of credit that we entered into in July 2004 providing for a maximum amount of $15.0 million, which was not drawn upon at September 30, 2005 and of which $0.5 million may not be borrowed. This line of credit is provided by Lloyds TSB Bank in the UK and is available for a minimum of one year, renewable for two further years. It is secured by a letter of credit issued by Wells Fargo Bank, the reimbursement obligations of which are secured by our patents, trademarks and copyrights and associated license revenues. In addition to certain fixed fees payable regardless of whether or not the facility is utilized and which amount to approximately 3% of the total amount of the facility per year, we will be liable to pay interest and charges of 3.75% above the U.S. dollar London Inter-Bank Offer Rate on any drawing under this facility. Under the terms of this facility, any draw down requires us to certify that we continue to satisfy certain financial covenants: specifically our Consolidated Total Net Worth, as defined, must exceed $75.0 million, and our current assets less current liabilities, but excluding deferred revenue, must not be less than minus $15.0 million. In addition, we are required to report the filing of any new patents, trademarks and copyrights and add those to the existing intellectual property portfolio which has been assigned as security to IPI Financial Services which arranged the letter of credit. We are obligated to maintain the validity of all of our patents and only to license such patents to third parties under terms which are within the parameters of our customary licensing practices or to which IPI Financial Services has provided its consent. At September 30, 2005 $14.5 million was available to be drawn down under this facility and we believe that we were in compliance with the terms of the agreements described above and will continue to be in the future. This line of credit will expire at the end of June 2007, subject to it being renewed in July 2006. IPI Financial Services is obliged to use its best efforts to secure the renewal of the Wells Fargo letter of credit or its replacement by a letter of credit from a suitable alternative bank in July 2006. We believe that Lloyds TSB will renew the line of credit in July 2006 provided that a suitable letter of credit is provided to them.

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

During 2004 we entered into a number of forward exchange contracts to sell U.S. dollars and buy British pounds in order to fund our U. K. operating expenses during 2005 and during 2005 have continued to enter into such contracts to cover U. K. operating expenses in 2006. We entered into fixed rate contracts for each of the months from January to April 2005 for an aggregate amount of $6.0 million at exchange rates ranging from 1.83 to 1.85. We entered into further contracts for each of the months from May to December at an exchange rate of no higher than 1.96 and for an aggregate amount of $14.0 million. Under the terms of the later-dated contracts, if the spot exchange rate as each contract matures is higher than 1.96 we will sell the U.S. dollars at a rate of 1.96. If the spot exchange rate as each contract matures is lower than 1.96 we will sell half of the contracted U.S. dollars at a rate of 1.96 and half at the spot exchange rate. The purpose of these transactions is to limit the risk of adverse exchange rate fluctuations while retaining some benefit in the event of favorable fluctuations. We have entered into similar contracts covering each of the months January to July 2006 each for an amount of $1.75 million and at exchange rates of 1.91, 1.89, 1.86, 1.83, 1.79, 1.91 and 1.83 respectively. We may enter into similar transactions in the future. These contracts were not designated as hedging instruments and, therefore, gains and losses are recognized immediately in earnings during the period.

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

We license our P-OLED technology to P-OLED materials manufacturers and display manufacturers, which then incorporate our technology into the materials and products they sell. Even if we and our display manufacturer licensees develop commercially viable applications for our P-OLED technologies, we may never recover our research and development expenses. We had net losses of $22.8 million, $22.6 (exclusive of the effect of an accounting change) and $24.0 million for the years ended December 31, 2003 and December 31, 2004 and the nine months ended September 30, 2005, respectively, and as of September 30, 2005, we had an accumulated deficit of $177.8 million. We expect to report net losses in future periods. We cannot predict what impact continued net losses might have on our ability to finance our operations in the future or on the market value of our common stock.

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

The FPD market is currently, and will likely continue to be for some time, dominated by displays based on LCD technology. Numerous companies have made and are continuing to make substantial investments in, and are conducting research to improve the characteristics of LCDs. Several other FPD technologies have been, or are being, developed, including technologies for the production of field emission, inorganic electroluminescence and gas plasma. Advances in LCD technology or any of these other technologies may overcome their current limitations and permit them to remain or become more attractive technologies for FPDs, either of which could limit the potential market for FPDs using our P-OLED technology. This, in turn, would cause display manufacturers to avoid entering into commercial relationships with us, or to renegotiate, terminate or not renew their existing relationships with us, which may cause our business strategy to fail.

Other OLED technologies may be more successful than ours, which may limit the commercial adoption of our P-OLED technology.

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

Philips has discontinued manufacture of monochrome P-OLED displays and has sold their P-OLED manufacturing development facility to OTB of the Netherlands. We have received $543 thousand (which includes $533 thousand received by Litrex), $33 thousand and $70 thousand in revenues from Philips in, respectively, fiscal years 2002, 2003 and 2004 and $16 thousand for the nine months ended September 30, 2005. We do not expect that Philips will pay us significant royalties in the near future. We do not expect these actions to have any material impact on our financial results in fiscal year 2005. Philips has retained its license from us to manufacture P-OLED display and lighting devices.

Mass production of P-OLED displays will require the availability of suitable manufacturing equipment, components and materials. Equipment is currently available for many of the required process steps, but the processes and equipment that will be required to deposit P-OLED materials for large-sized, full-color displays are still under development. High precision ink jet printing equipment that could be used to deposit P-OLED materials is being developed by some companies, but, to our knowledge, is only being made available for sale at this time by Litrex Corporation, our former 50%-owned joint venture. The availability of suitable ink jet printing equipment will be contingent on the continued technical success of and sufficient funding for Litrex’s or another manufacturer’s development program. In addition, certain of the components, such as low temperature poly silicon backplanes, used in the production of our licensees’ display products are available only from a limited number of suppliers.

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

The leading LCD panel manufacturers, who use competing technologies but are also potential licensees of our P-OLED technology, are considerably larger and more established companies, and have global marketing capabilities and substantially greater financial resources to devote to research and development than we have. If our technology does not compete effectively with these and other display technologies, our business strategy may fail.

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

Our business strategy depends upon our development and maintenance of commercial licensing relationships with high-volume manufacturers of P-OLED displays. As of September 30, 2005, we had entered into nine licenses with display manufacturers, and have seven other relationships with manufacturers which are limited to technology development and the evaluation of our P-OLED technology for possible use in commercial production. Any of these relationships may fail to result in the display manufacturers entering into a licensing arrangement or, subsequently, commercial production, as applicable, of devices using our P-OLED technology on a scale sufficient for our business strategy to succeed. Moreover, if a licensee is no longer using our technology, it can generally terminate the license agreement upon notice and without further payment to us.

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

Currently, and for the foreseeable future, a significant portion of our revenues are and will be derived from a concentrated number of licensees. In 2003, 2004 and the first nine months of 2005, 10, five and two customers accounted for, respectively, 74%, 66% and 64% of our revenues. Furthermore, in 2003, 2004 and the first nine months of 2005, two, four and two licensees accounted individually for more than 10% of our revenues. Our future success will depend upon our ability to establish and maintain relationships with key licensees and to attract new licensees. If our royalty revenues are derived from a concentrated few licensee relationships, our operating results will be harmed if those licensees experience operating difficulties or curtail or terminate their use of our licensed technology, and we are not able to obtain replacement royalty sources. Replacement royalty sources may be difficult to obtain because of the lengthy periods required to attract and sign-up new licensees and have them enter commercial production.

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

Our capital requirements have been, and will continue to be, significant. Substantial additional funds will be required in the future to maintain current levels of expenditure for research, development and commercialization of our P-OLED and related technologies, to obtain and maintain patents and other intellectual property, or IP, rights in these technologies, and for working capital and other purposes, the timing and amount of which are difficult to forecast. Our total research and development expenditures were $16.8 million in 2003, $14.2 million in 2004 and $12.3 million for the nine months ended September 30, 2005. Our cash on hand will not be sufficient to meet all of our future needs. When we need additional funds, such funds may not be available on commercially reasonable terms, or at all. If we cannot obtain more money when needed, we might be forced to cut back our current activities and our business might fail. In July 2004, we secured a line of credit in a maximum amount of $15.0 million, of which $0.5 million may not be borrowed, available for one year and extendible for up to two additional years to meet our short term capital requirements. There are financial costs associated with maintaining and accessing this facility. In addition, any borrowing under this facility is secured by a letter of credit issued by Wells Fargo Bank, the reimbursement obligations of which are secured by our IP portfolio and results in the imposition of certain financial and operating restrictions by the lender. We renewed this line of credit for a further year in July 2005.

We have sold Litrex to Ulvac, Inc. of Japan. Under the terms of this agreement, Ulvac is obliged to continue to support Litrex’s development of ink jet printers for the display manufacturer industry. If it does not fulfill this obligation, we may exercise our rights under a fallback license to obtain the necessary IP to develop, manufacture and supply ink jet printing equipment for use by manufacturers using our P-OLED technology independent of Litrex. In any such circumstance, we may incur substantial additional costs in order to ensure that ink jet printing equipment is made available for P-OLED display manufacturers. We have the right, but no obligation, to fund ink jet printing development programs at Litrex and may incur costs in doing so if we believe this is necessary for the furtherance of our P-OLED technology.

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

We have made investments in Add-Vision, which we valued at $1.1 million and Micro-Emissive Displays, or MED, which we currently value at $0.9 million. These types of investments may result in acquisition-related accounting charges that may affect our balance sheet and results of operations going forward. We may not be successful in addressing these risks or any other problems encountered in connection with any acquisitions or other investments. For example, in June 2005 MED issued a trading statement to the London Stock Exchange in which it reported poor yield in its manufacturing process and a delay in commercialization of its products until 2006. If MED is not successful in achieving its business objectives the value of their stock may fall and we might have to write down the value of our investment.

In addition, the failure to consummate any such acquisition, investment or joint venture after it has been announced and negotiations commenced may have an adverse effect on our business, including the diversion of our management’s time and attention, the negative impact on our business prospects or a decline in the market price for shares of our common stock. For example, in May 2005, we announced our intention to form a joint venture with Sumitomo Chemical of Japan to develop and sell P-OLED materials. We already have a strong research relationship with Sumitomo and we believe that the strengthening of our relationship through the formation of this joint venture will be the most effective way of accelerating P-OLED material development in the future. Although we have signed a non-binding memorandum of understanding with Sumitomo to form this joint venture and are currently negotiating the detailed contractual arrangements, there can be no guarantee that we will conclude these negotiations successfully. Failure to conclude these negotiations successfully could have an adverse impact on us due to the possible adverse publicity and diversion of management time.

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

As of September 30, 2005, there were 19,485,483 shares of common stock outstanding. In addition, we may in the future issue additional shares of our common stock that might become freely salable, including shares that may be issued upon the exercise of warrants and options. The 2,500,000 shares of common stock which were sold in our initial public offering are freely transferable without restriction or further registration under the Securities Act of 1933. 2,331,069 shares are freely tradeable pursuant to Rule 144(k) under the Securities Act and another 14,654,414 shares are eligible for resale under Rule 144, subject to the volume, manner of sale, holding period and other limitations of Rule 144.

In addition, stockholders currently representing all of the shares of our common stock have certain registration rights. We have filed a registration statement covering shares of our common stock issuable under our incentive plans. Once we register these shares, they can be freely sold.

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

We are facing increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the Nasdaq National Market require changes in the corporate governance practices of public companies. These new rules and regulations are resulting in both a significant initial cost, as we initiate certain internal controls and other procedures designed to comply with the requirements of the Sarbanes-Oxley Act, and in an ongoing increase in our legal, audit and financial compliance costs, which is diverting management attention from operations and strategic opportunities and to making legal, accounting and administrative activities more time-consuming and costly. We are incurring substantially higher costs to maintain directors and officers insurance. We are currently experiencing increased annual costs following our initial public offering and we expect to continue to incur additional costs during 2005 and future years in implementing and verifying internal control procedures as required by section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations thereunder, and in connection with preparing our financial statements on a timely basis to meet the SEC’s requirements.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

When we acquired Opsys Limited in December 2004, there was an arbitration action being conducted in California to settle a claim by a former employee in the amount of $0.3 million. We believe that this will be concluded favorably to us without any material effect on our results of operations. In the event that we lose the arbitration or settle this claim, shares currently held in escrow and owned by the former shareholders of Opsys will be forfeited to the value of the award or settlement.

In January 2005, Sunnyside Development Company filed a complaint against Opsys Limited and a company named by Sunnyside Development as CDT Limited, which is presumably intended to refer to one of our subsidiaries, Cambridge Display Technology Limited, in California Supreme Court alleging breach of contract and fraud arising out of an alleged property lease agreement between Opsys Limited and Sunnyside Development. Cambridge Display Technology Limited was not party to the lease. Sunnyside Development seeks compensatory damages that it claims exceed $10 million and punitive damages in the amount of $25 million. In October 2002, Opsys Limited and Sunnyside Development executed an Assignment of Lease and Consent of Lessor, which included a release of Opsys Limited by Sunnyside Development. In February 2005, the action was removed to the United States District Court for the Northern District of California. We believe that the claim have no merit and have filed a motion to dismiss the case. In April 2005, the United States District Court dismissed all the claims against CDT Limited and the claim for fraud against Opsys Limited, but gave Sunnyside permission to amend all its claims. On May 11, 2005, Sunnyside filed an amended complaint reasserting a fraud claim against both Opsys Limited and “CDT Ltd.” We made a further application to dismiss the claims and on August 8, 2005 the amended claims against CDT Limited and Opsys Limited were dismissed with prejudice and with no leave to amend, except for the claim for breach of contract against Opsys Limited which is still being pursued by Sunnyside Development.

Item 2. Unregistered Sales of Equity Securities and Used of Proceeds

At December 31, 2004 we had not used any of the $25.0 million proceeds of our initial public offering in December 2004. At September 30, 2005, we had used $19.3 million of these proceeds, $1.6 million for the acquisition of fixed assets, $1.1 million for costs related to the acquisitions of CDT Oxford and Opsys Limited and the settlement of the liabilities of Opsys Limited, $1.1 million for the acquisition of an equity interest in Add-Vision, $1.7 million for loans to Litrex and $13.8 million for working capital requirements. We expect to use the remaining $5.7 million for general corporate purposes, including working capital and capital expenditures. We may also use a further portion of the net proceeds to acquire businesses, technologies or other assets.

Item 6. Exhibits

Exhibit Number	Description of Document
10.49	Second Sale Stock Purchase Agreement, dated November 4, 2005, between Cambridge Display Technology, Inc., Ulvac Inc. and Litrex Corporation

10.50	Agreement, dated November 3, 2005, between Cambridge Display Technology Inc, and Koninklijke Philips Electronics N.V

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	*Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	*Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the material contained in Exhibits 32.1 and 32.2 is “furnished” and not deemed “filed” with the SEC. and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Dated: November 9, 2005	By:	/s/ DAVID FYFE
DAVID FYFE Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2005	By:	/s/ DANIEL ABRAMS
DANIEL ABRAMS Chief Financial Officer (Principal Financial Officer)