Form 10-K
period 2005-12-31
Cambridge Display Technology, Inc.
filed 2006-03-14
CIK 1297968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Securities registered to pursuant Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is an shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq National Market on that date, was approximately $47.2 million. For purposes of this calculation, all executive officers and directors of the registrant and each beneficial owner of more than 10% of the registrant’s common stock were considered affiliates. This determination of affiliate status is not a determination for any other purpose.

As of February 28, 2006, there were 21,483,205 shares of Common Stock, $0.01 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT

CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the information incorporated by reference contains some “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K also contains information relating to us that is based on the beliefs of our management, as well as assumptions made by, and the information currently available to, our management. Among other things, these statements include, but are not limited to, the statements in this Annual Report on Form 10-K regarding:

•	the outcomes of our ongoing and future research and development activities, and those of our licensees, related to our polymer organic light emitting diode, or P-OLED, technology referred to below;

•	the potential commercial applications of our P-OLED technology, and of OLED products in general;

•	our ability to form and continue joint ventures and other strategic relationships with manufacturers of P-OLED materials and displays;

•	successful commercialization of products including our P-OLED technology by our licensees;

•	the willingness of these manufacturers and licensees to continue to develop, manufacture and sell commercial products integrating our technology;

•	future demand for products using our P-OLED technology;

•	the comparative advantages and disadvantages of our technology versus competing technologies currently on the market;

•	the nature and potential advantages of any competing technologies that may be developed in the future;

•	our ability to compete against third parties with resources greater than ours;

•	our ability to maintain and improve our competitive position following the expiration of our fundamental patents;

•	the adequacy of protection afforded to us by the patents that we own or license and the cost to us of enforcing that protection;

•	our ability to obtain, expand and maintain patent protection in the future and to protect our unpatentable intellectual property;

•	the payments that we expect to receive in the future under our existing contracts and the terms that we are able to enter into with new licensees of our technology;

•	exposure of our international operations and those of our licensees to significant risks;

•	our future capital requirements and our ability to obtain additional financing when needed; and

•	our future P-OLED technology licensing and other revenues and results of operations.

In addition, when used in this Annual Report on Form 10-K, including the documents incorporated by reference, the words “estimate”, “project”, “believe”, “expect”, “intend”, “anticipate”, “seek”, “will”, “may” and “plan” and similar expressions involving potential future developments are intended to identify forward-looking statements. All of these forward-looking statements reflect our current views with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by the statements, including those risks discussed in this Annual Report on Form 10-K.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or, in the case of information incorporated by reference herein, the date we file such information with the SEC, as the case may be. We undertake no obligation to update beyond that required by law any forward-looking statements whether as a result of new information, future events or otherwise.

In this Annual Report on Form 10-K, the terms “our company”, “CDT”, “we”, “us” and “our” refer to Cambridge Display Technology, Inc. and its subsidiaries, unless the context otherwise requires.

This Annual Report on Form 10-K contains references to a number of trademarks that are registered trademarks of ours or our affiliates or trademarks for which we or our affiliates have pending applications or common law rights. These include P-OLED, CDT, Cambridge Display Technology and Sumation.

PART I

ITEM 1.	BUSINESS

Company Overview

CDT is a pioneer in the development of Polymer Organic Light Emitting Diodes, or P-OLEDs, and their use in next-generation flat panel displays and other applications. We believe we hold the most extensive and significant intellectual property, or IP, portfolio for P-OLED materials and devices, including the fundamental patents for the use of polymers in electroluminescent devices. P-OLEDs are part of the family of Organic Light Emitting Diodes, or OLEDs, which are matrixes of organic diodes that emit light when an electric current flows. OLEDs are thin, lightweight and power efficient devices used in flat panel displays, or FPDs, and other applications. P-OLEDs offer an enhanced visual experience compared with alternative FPD technologies, such as liquid crystal displays, or LCD.

Our P-OLED technology has the potential to drive OLED adoption by significantly lowering the cost of producing OLED displays. P-OLED materials are solution processable, which enables them to be deposited on panels using processes such as high precision ink jet printing.

Our business strategy is to capitalize on our IP position to generate upfront license fees and recurring royalty payments from sales by third parties of devices using our IP. In addition, we will receive royalties from suppliers of red, green, blue and other P-OLED materials as well as certain display driver chips. We are targeting leading display manufacturers as potential licensees of our P-OLED technology and, in support of this primary objective, we provide these display manufacturers and others with a range of paid-for products and services relating to technology development and transfer, including ink jet printers and polymer inks. We have already licensed our technology to leading international companies such as Dai Nippon Printing, Delta Optoelectronics, DuPont Displays, OSRAM Opto Semiconductors and Seiko Epson for display manufacture. Several products that incorporate our licensed P-OLED technology in their small-area displays have been introduced into the commercial marketplace as monochrome displays. A number of our licensees and development partners have demonstrated larger, full-color, video-capable displays using P-OLED technology and have announced intentions to commercialize these and other products.

In addition to our licensing business, we have formed a joint venture company with Sumitomo Chemical Company Limited, or Sumitomo Chemical, to develop, manufacture and sell polymer OLED materials. This company, which is called Sumation Company Limited, or Sumation, has its head office in Tokyo and carries out research and development through research teams in Japan and the United Kingdom.

The Flat Panel Display Market

The FPD industry continues to experience strong growth. According to DisplaySearch, an independent market research firm tracking the FPD industry, the worldwide FPD market is expected to grow from $61.7 billion in 2004 to $91.4 billion in 2008, representing a compounded annual growth rate of approximately 10%.

This revenue growth has been attributed to a number of factors:

•	Proliferation of Mobile Consumer Electronic Devices. Consumers throughout the world are rapidly adopting mobile consumer electronics devices such as mobile phones, personal digital assistants or PDAs, MP3 players, portable DVD players, mobile gaming devices and digital still and movie cameras. Early mobile devices were equipped with simple, small monochrome displays with limited functionality. As the cost of color displays decreased and quality improved, consumers rapidly adopted mobile devices with color displays. This trend towards greater display functionality in mobile devices continues with the introduction of new phones with dual displays, embedded cameras and television tuner video functionality.

•	Replacement of Older Technology by FPDs. Although FPDs were initially adopted in the mobile consumer electronics market and in notebook computers, they have largely displaced cathode ray tube displays in desktop computer monitors, and are rapidly doing the same in televisions. This transition is being driven by consumer preferences for appliances that are thinner and more lightweight, particularly in larger display sizes. According to DisplaySearch, revenues from the sale of FPD televisions exceeded the revenues from the sale of cathode ray tube versions for the first time in 2005. There is strong competition between LCD, plasma and rear-projection technologies to replace cathode ray tube technology. This competition has important implications for P-OLED adoption as manufactured cost is critical to both the rate of replacement and to the market shares of the replacement technologies and P-OLED holds important potential advantages in manufactured cost.

•	Other Applications. In addition to consumer electronics devices, FPDs are increasingly being used in other applications such as automotive GPS systems, advertising displays, medical instrumentation panels and household appliances.

LCD: Today’s Dominant FPD Technology

LCD displays, in total, accounted for approximately 87% of total FPD sales in 2005 according to DisplaySearch.

Driven by the strong demand for LCDs, particularly for LCD televisions, LCD panel manufacturers are investing in fabrication facilities that enable significantly larger sheets of glass to be processed, thereby reducing unit costs and allowing availability of large-sized television panels. This industry trend favors large, established panel manufacturers who can afford the approximately $1 billion required to construct, equip, test and run a Gen-5 facility which processes substrates, of approximately 39 inches by 43 inches, or the at least $2 billion capital investment required for a more advanced Gen-6 or Gen-7 facility, which processes substrates of approximately 59 inches by 71 inches. AU Optronics, Chi Mei, LG.Philips LCD and Samsung Electronics in a joint venture with Sony have each announced plans for Gen-6 or Gen-7 LCD fabrication facilities while Sharp has announced plans for a Gen-8 facility. The substrate size for Gen-8 may exceed 90 inches by 90 inches. However, the huge capital commitments required are prohibitive to most industry participants. We believe that this dynamic will result in continued consolidation within the LCD industry and present challenges for other companies attempting to enter or sustain LCD display businesses.

While LCD is currently the dominant technology in the FPD market, other display technologies are also gaining traction and experiencing significant growth. For example, plasma displays have taken a leading share of the 42-inches-and-larger portion of the television market, but have not been competitive at smaller sizes although there are recent signs that plasma display manufacturers are attempting to penetrate the market of 40 inch displays and smaller. Plasma displays are characterized by high contrast ratio, good color saturation and good response times, but are known for more complex electronics and high power consumption. Rear projection microdisplay-based technologies such as digital light processing and liquid crystal on silicon are other competing technologies, especially for screens greater than 50 inches.

OLED: The Next-Generation FPD Technology

Our technology is based on a discovery at the University of Cambridge in 1989 that organic polymers are capable of emitting colored, color-tunable, light when stimulated electrically. This followed an earlier discovery that electroluminescence was possible with ‘small molecules’ of relatively low molecular weight. The emissive nature of OLED technology has important implications in display and lighting applications, and the lack of a requirement for the backlight and color filter required in LCDs offers the opportunity for significant cost saving.

P-OLED technology shares all the visual advantages, as well as low power consumption, of small molecule, or SMOLED, technology, but has the additional advantage of solution processability which means that P-OLED materials can be deposited using printing techniques rather than requiring the use of vacuum evaporation processes using perforated metal masks, a process that is believed by many in the industry to be limited as to scalability to large substrates.

End user attractions of OLED displays:

•	Superior Viewability. The emissive nature of OLEDs enables bright, high contrast displays. OLED displays also have a better color spectrum than most LCDs and very wide viewing angles. We believe the superior viewability and image quality of OLED displays is a key differentiator for consumers in applications ranging from mobile phone to large screen televisions.

•	Faster Video Response for Displaying Moving Images. OLED displays have response times that are approximately one thousand times faster than LCDs, and they are ideally suited for displaying moving images without ‘smearing’. We believe the faster video response of OLED displays will enable them to further penetrate the mobile phone market as mobile phones add video features and television tuner capabilities.

•	Slimmer Form Factor. Electronics consumers have shown a strong preference for thinner, lighter form factors, as evidenced by the displacement of cathode ray tube displays by LCDs even at higher prices. We believe that the thinner and lighter displays enabled by OLEDs will increasingly displace LCDs for both mobile and non-mobile applications both in sub-displays and main displays, particularly in high resolution, video-capable mobile phones.

The following chart is a schematic representation of the structures of display devices using our P-OLED technology, the competing SMOLED technology and the incumbent LCD technology. This demonstrates the simpler structure of P-OLED displays devices since these devices require fewer component layers than either SMOLED or LCD.

Materials and Manufacturing

P-OLED Materials Technology

CDT’s 50%-owned joint venture with Sumitomo Chemical called Sumation™ provides both a large development resource for the rapid development of polymer materials technology and for the supply of materials and formulated inks for P-OLED manufacture.

Our other materials licensees, Merck OLED Materials GmbH, or Merck OLED, which is part of Merck KGgA and was formerly known as Covion Organic Semiconductors GmbH, and H.C. Starck, a subsidiary of Bayer, provide multiple sources of P-OLED materials for display manufacturers. Sumation is making rapid progress in improving the lifetime and power efficiencies of red, green, blue, white and other colors of materials and encourage their adoption in the industry. We share our research to improve lifetimes, color spectrum and power efficiencies of P-OLED materials with selected display manufacturers.

Service Lifetimes

A key challenge facing the OLED industry is the development of OLED devices with service lifetimes adequate for commercial applications. Lifetime is conventionally defined as the time for the brightness to fall to half its initial level. Our P-OLED technology has demonstrated test cell lifetimes greater than 500,000 hours for red devices, over 260,000 hours for green devices and over 150,000 hours for blue devices measured at our standard initial brightness of 100 candelas per square meter, or cd/m2. Due to continuing advances in P-OLED technology, we have started quoting service lifetimes at a higher initial brightness of 400 cd/m2 because we believe that this brightness will meet the requirements of a wide range of future commercial products. Best lifetimes for red, green and blue devices from 400 cd/m2 are 31,200, 16,200 and 9,400 hours respectively. Service lifetimes are extrapolated from laboratory testing of simple test devices at high brightness levels and used to predict the lifetime from a lower figure. The rate of progress in improving lifetime performance has accelerated over the last few years. This lifetime data for test cells has to be converted to a display system lifetime using relevant design parameters such as aperture ratio, pixel layout, use of a polarizer and also taking account of service conditions. We have developed a sophisticated computer model to convert test cell lifetime into display system lifetime predictions.

We believe that we and our materials licensees can produce P-OLED materials that, when used in the manufacture of display devices, are capable of satisfying the service lifetime requirements for small- to medium-sized consumer product applications such as mobile phones, PDAs, digital cameras and camcorders (including electronic viewfinders), portable DVD players, electric shavers, MP3 players, and in-car entertainment and navigation displays, but are not yet sufficient for televisions, notebook computers or desktop computer monitors, which operate at higher brightness levels and have longer service lives and, in the cases of notebooks and monitors, operate under more demanding services conditions because of higher pixel utilization. While the backlight of an LCD display is constantly on at peak brightness and is, therefore, drawing full power, a P-OLED pixel only requires to be as bright as is needed at that location in the displayed image at any particular time. Independent research has shown that televisions, for example, have a typical pixel brightness of less than 15% of peak brightness. Still cameras operate at approximately 25% of peak brightness. This feature of only requiring power when needed has important implications for the lifetimes and power consumption of P-OLED displays.

We are currently developing, in a program funded by partners, a transparent cathode structure to enable a top-emission type device. In such a device, the light is emitted through the cathode side of the device rather than having to pass between the gaps in the thin film transistors driving the display. This is expected to increase system lifetimes by two to three times as it results in the pixels having to be driven less brightly in order to achieve a given overall screen brightness.

Our Power Efficient Technologies

We are striving to improve power efficiency through three routes. First, in addition to our P-OLED fluorescent technology, we are developing high efficiency, solution processable, phosphorescent dendrimer materials. Dendrimers are large, spherical molecules with branched chains emanating from their cores which enable solution processable materials and device structures that allow OLEDs to emit light through a process known as phosphorescence. It is believed that phosphorescent devices are capable of device efficiencies up to four times higher than those exhibited by fluorescent OLEDs. This would substantially reduce the power requirements of an OLED display and is potentially useful for hand-held devices, such as mobile phones, where battery power is often a limiting factor. The least efficient fluorescent color is red and development of phosphorescent red materials has been the primary focus for this research to date.

Second, we continue to research the findings at the University of Cambridge, Add-Vision, Inc., TDK Corporation, UCLA, Yamagata University and Royal Philips Electronics or Philips which have shown that higher efficiencies than were thought possible can be obtained from fluorescent P-OLED materials. These findings indicate that a greater proportion of singlet excitons are being generated than previously thought to be possible. We believe that these findings may allow fluorescent P-OLEDs to achieve significantly higher power efficiencies than previously expected and may provide the only route to very high efficiency blue OLEDs, as phosphorescent blue emission, at a practical color point, is difficult to obtain and sustain.

Manufacturing Technology

LCDs have a complex structure requiring a substantial number of components such as backlights, color filters, spacers, diffusers and alignment layers. OLEDs have an inherently simpler structure than LCDs, and as an emissive technology OLEDs require no backlight or color filter. These components alone account for typically 50% of the cost of materials used in LCD displays. In addition to a lower cost of materials, we believe the simpler nature of OLEDs should mean shorter manufacturing cycles and higher manufacturing yields. Backlights that are used to illuminate LCD screens are becoming more complex to enable even illumination of larger LCD screens. Recent industry data suggests that further LCD cost per unit area reductions through processing of yet larger substrates may not be possible. This means that further cost reductions must come from reduced cost of materials. Thus, we believe the advantages of P-OLED device manufacture will become more compelling as the FPD industry continues its transition towards larger substrate sizes and larger display panel sizes.

We believe that as production volumes and yields of OLED displays increase, we should see the cost of OLED displays dropping below that of LCDs. It is possible that substantial portions of LCD manufacturing facilities could also be converted to manufacture OLED displays since that proportion of the LCD manufacturing equipment used to create the thin film transistors, or TFTs, which drive the display would be applicable to OLED manufacture.

P-OLED materials can form stable solutions in organic solvents, making inks which can be deposited in pixel patterns using ink-jet and other printing techniques. Low-cost spin-coating is also available for monochrome or area color displays. We believe that this “solution processing” capability offers significant advantages over vacuum deposition which is required to pattern SMOLED materials, particularly for large substrate sizes. The ability to pattern P-OLED materials on large substrates enables larger displays to be produced and potentially reduces the cost of smaller displays which can be cut from larger sheets.

Compared with competing OLED technologies, the simpler structure of P-OLED devices means they require fewer manufacturing operations. Deposition of P-OLED materials using printing techniques enables more efficient utilization of materials compared to vacuum evaporation. P-OLED printing may be operated under less rigorous conditions than the vacuum environment normally used for SMOLED production. The P-OLED advantages over SMOLED become more compelling when scaling to large substrate sizes, as the large masks required for patterning in vacuum are difficult to align accurately at larger sizes resulting in lower yields.

Although high precision ink jet printing is the current state-of-the-art patterning method for P-OLED materials, there are other printing technologies which have potential for low-cost manufacture such as screen printing, offset lithography, gravure and other flexographic methods common to the graphics industry in which they, and ink jet printing, are well established. Ink jet printing is beginning to be utilized in the LCD manufacturing industry for use in color filter fabrication and spacer deposition. We believe that this will enhance the development of high accuracy, reliable printing equipment and improve the acceptance of ink jet printing technology by display manufacturers.

Favorable Trends in Driver Technologies

LCD and OLED display devices are classified as either passive matrix or active matrix devices. In passive matrix devices, pixels are connected via a simple X-Y grid and rows or columns are addressed consecutively. In active matrix devices, pixels are connected to an array of thin film transistors and can be addressed simultaneously. Our licensees are currently shipping P-OLED passive matrix displays for applications where performance demands are well within the current state of the technology.

While we believe that the passive matrix segment is important for the overall success of our P-OLED technology, we are directing most of our research efforts to the development of P-OLED technology for the active matrix segment, which in the longer term has much larger revenue potential. We believe that our P-OLED technology is particularly suited to the active matrix market, which allows extended display lifetime compared with passive matrix, since each pixel can be driven at its most efficient operating voltage.

There are two primary types of thin film transistor substrates in use today: amorphous silicon which is the most commonly used in the LCD industry, and low-temperature poly-silicon, or LTPS, which has certain benefits due to its higher current mobility. CDT and others, notably Casio Computer, have shown that P-OLED displays can be used with amorphous silicon thin film transistor technology. Although more development is required, we believe this work potentially increases the number of possible manufacturing facilities that could be converted from LCD to P-OLED and also the ability to scale P-OLED manufacturing to Gen-5 and larger.

While amorphous silicon is promising for future OLED displays, most active matrix OLED displays currently use LTPS. The key benefit of LTPS for P-OLED technology is the ability to drive a higher current for a given voltage and, therefore, allow physically smaller thin film transistors to be used. This has benefits in that a greater proportion of the area of the display is available for the emergence of light generated by the P-OLED, and allows higher resolution displays to be made. Demonstrations of full-color prototype displays using our P-OLED technology on a LTPS backplane include displays made by Seiko Epson, Toshiba and Philips.

We believe that the compatibility of P-OLED with both LTPS and amorphous silicon thin film transistors will allow P-OLEDs eventually to penetrate all LCD product markets.

Our Strategy

Our objective is to establish P-OLEDs as a leading technology for the FPD industry through the use of our extensive IP portfolio, manufacturing process and engineering expertise and commercialization partnerships. We also intend to encourage expanded use of P-OLED technology in other addressable markets such as lighting. The principal elements of our strategy are to:

Drive Adoption of our P-OLED Technology.    Our strategy is to collaborate with a group of companies, including material suppliers, equipment manufacturers, display makers and component providers, with expertise in a range of technologies that are necessary for the success of our P-OLED technology. For example, we have formed a joint venture company, Sumation, with Sumitomo Chemical to accelerate the development of better performing P-OLED materials. Also, in order to provide specialized ink jet printers for printing P-OLED, we collaborate with Litrex Corporation, or Litrex, and we are an exclusive distributor of Litrex printers for P-OLED applications.

In January 2002, we opened our Technology Development Center in Godmanchester, near Cambridge, England to enable us to develop P-OLED display manufacturing processes in a commercial scale facility and to subsequently sell process and engineering packages to our licensees. In return for technology transfer and service fees, we provide a range of customized service packages which assist companies in achieving their plans to commercialize products using our P-OLED technology.

Expand and Deepen Relationships with Leading Display Manufacturers.    We have established relationships with many of the major display manufacturers in the industry, including formal relationships with Samsung Electronics, Seiko Epson, Toppan and Toshiba Matsushita Displays and informal relationships with others. Our formal relationships involve license agreements or technology development agreements. Our informal relationships are based on signed non-disclosure agreements and the regular exchange of technical information between representatives. All of our informal partners have active internal P-OLED research and development projects.

Technology Licensing.    Our business model includes licensing our P-OLED and related technologies to FPD manufacturers on a non-exclusive basis but we do not, ourselves, intend to manufacture or sell display products that incorporate our technologies. We believe this approach enables us to capitalize on our IP position, generating license fees and royalty payments from sales by third parties of materials or displays using our IP. Our business model allows us to concentrate on our core strengths of technology development and innovation, while at the same time providing significant operating leverage. This approach also reduces the potential for competitive conflicts between us and our licensees.

Enhance and Protect our IP Portfolio.    We believe that a strong and comprehensive portfolio of P-OLED patented technology is critical to our success in the display industry. Consequently, we are expanding this portfolio through our internal development efforts, our collaborative relationships and other avenues, which may include opportunities to acquire businesses, technologies or other assets. This will not only enhance the strength of our IP position, but will enable us to continue to extend our patent coverage into other forms of display and other devices to provide us with an increasingly strong position in our commercial dealings within the overall patent landscape. We will continue to protect our innovations in all major markets, including North America, Europe and Asia, including China. Inventions that we consider to have the greatest potential are further protected by the filing of patent applications in a greater number of countries. We will seek, and where necessary, take appropriate action to enforce our patent protection for these innovations.

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

Expand Addressable Markets by Leveraging Core Technologies.    While we focus our development efforts on the FPD market, which we believe represents the largest near to mid-term market opportunity for our core P-OLED and solution processing technologies, we also intend to explore the applicability of our core technologies to additional applications such as signage and poster-type displays that incorporate multimedia capabilities, sensors, solid state lighting and photovoltaic cells. For example, we have licensed our core P-OLED technology to OSRAM Opto Semiconductors and Philips, two of the largest lighting companies in the world, for lighting applications.

Our Intellectual Property

We have a comprehensive IP policy which has as its objectives:

•	the development of new IP both to ensure our continued control of P-OLED technology and to further our IP position in relation to OLEDs in general; and

•	the maintenance of our valuable trade secrets and know-how.

Since our founding, IP has been and continues to be our highest priority and the quality and range of our IP portfolio reflects this. From the initial filings with respect to our fundamental patents, we have now amassed a substantial base of IP assets including granted and pending patents, trade secrets and know-how. Currently we have 198 published or unpublished patent families, including 13 joint filings with our development partners, with 83 patents issued in the United States, 30 patents issued in Europe (principally in the U.K., France, Germany and the Netherlands), 18 patents issued in Japan and 16 patents issued in China. In addition, we have applied for 67, 73, 82 and 38 patents that are currently pending with the applicable governmental authority in, respectively, the United States, Europe, Japan and China.

Our patent portfolio now extends into the following areas:

•	electroluminescent devices;

•	electroluminescent and charge transport materials;

•	manufacturing processes;

•	electrodes/cathodes;

•	device architecture;

•	electronics/drivers;

•	optics;

•	solution processing and ink jet printing;

•	encapsulation;

•	flexible display devices; and

•	photovoltaics, such as solar cells

In addition to patents owned directly by us, we have exclusive control of certain patents emanating from the Universities of Cambridge, Oxford and St. Andrews. We have been granted sub-licensing rights with respect to the extensive portfolio of patents belonging to Seiko Epson to the extent they relate to the manufacture of P-OLED devices by ink jet printing. We also possess substantial know-how, including the implementation knowledge relating to the manufacture of OLED devices.

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

Our fundamental patents expire in 2010, 2011 and 2015. In addition to our fundamental patents, we hold a wide array of important patents whose expiration dates range from 2017 to 2024. Our comprehensive approach has led to an existing patent portfolio covering a broad spectrum of OLED technology, and we believe that this extensive portfolio, together with our ability to continue to generate important patentable inventions, will extend our ability to generate licensing revenues for the foreseeable future.

In early 2006, we acquired an important portfolio of patent rights from Maxdem Inc., including patent applications relating to new light emitting polymer compositions and applications, and a license to a large number of other patents and patent applications. We intend to transfer these patents rights to our 50%-owned joint venture, Sumation.

Research and Development

We conduct research to further develop and enhance our proprietary core P-OLED and solution processable phosphorescent technologies. Our research and development expenses were $16.1 million in 2005, $14.2 million in 2004 and $16.8 million in 2003. Our research and development team of 88 professionals has competencies in materials science, device physics, process development, and ink jet printing. Some of our scientists are dedicated to providing contract research services as part of the Sumation joint venture with Sumitomo Chemical. In total, as of December 31, 2005, we had 119 full-time employees and four part-time employees. Our employees are not unionized, and relations between management and employees are very good.

As part of our development efforts, in January 2002, we opened our Technology Development Center in Godmanchester, near Cambridge, England constructed at a cost of approximately $25 million, to enable us to develop P-OLED display manufacturing processes in a commercial scale facility and to subsequently sell process and engineering packages to our licensees. In return for technology transfer and service fees, we provide a range of customized service packages which assist companies in achieving their plans to adopt and commercialize products using our P-OLED technology. At this facility we have the capability to fabricate fully functional display modules on substrate sizes from 1”x1” to 14”x14” for evaluation, testing and demonstration. This enables us rapidly to support the roll-out of advances made on a research scale into a commercial scale facility.

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

Numerous companies have developed or are developing LCD and other technologies such as plasma, rear-projection microdisplay, inorganic electroluminescence and field emissive displays that compete or will compete with our P-OLED display technologies. We also compete with a number of companies developing alternative OLED technologies. Given the level of patent protection we hold for P-OLED technology, our major OLED licensing competitors are focused on commercializing SMOLED technology. SMOLEDs have a longer history as a patented technology than P-OLEDs and SMOLED materials and display devices have been in development for longer. Companies in the SMOLED market include Eastman Kodak, which has licensed its fluorescent SMOLED technology and other patents for passive matrix OLED display applications, and Universal Display Corporation, whose phosphorescent SMOLED materials technology is used for certain passive matrix OLED applications.

As with P-OLEDs, over 95% of shipments of commercial products utilizing SMOLED materials or licenses from these companies have been in passive matrix applications such as monochrome product displays, car audio and industrial displays and, more recently, cellphone sub-displays and digital still camera displays.

We believe that the principal competitive factors in the FPD market, which encompasses the market for OLED display technology potentially include: manufacturing cost and yield, image quality especially response time, power efficiency, product lifetime, weight and dimension. We believe that products incorporating our P-OLED technology compare favorably on many of these factors, but there can be no assurance that our technology will capture a substantial portion of the OLED display market or that our licensees’ products using our P-OLED technology will capture a substantial portion of the FPD market.

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

We outsource the disposal of hazardous materials to professional contractors, who accept responsibility for the safe disposal of such materials, and to whom we paid less than $60,000 per year in each of the last three years. We do not foresee any future material capital expenditure requirements for the monitoring of hazardous substances and pollution at our current facilities or any infrequent or non-recurring clean-up expenses.

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

Our internet address is www.cdtltd.co.uk. We make available, free of charge, through our internet website links to this Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports, if any, filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Information contained on our website is not incorporated by reference unless specifically referenced herein.

ITEM 1A.	RISK FACTORS

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

Since inception, we have generated limited revenues while incurring significant losses. We expect to incur losses for the foreseeable future until such time, if ever, as we are able to achieve sufficient levels of revenue from the commercial exploitation of our P-OLED technology to support our operations. You should note that:

•	P-OLED technologies may never be broadly commercially adopted;

•	markets for FPD using P-OLED technologies may be limited; and

•	we may never generate sufficient revenues from the commercial exploitation of our P-OLED technology to become profitable.

We license our P-OLED technology to P-OLED materials manufacturers and display manufacturers, which then incorporate our technology into the materials and products they sell. Even if we and our display manufacturer licensees develop commercially viable applications for our P-OLED technologies, we may never recover our research and development expenses. We had net losses of $13.8 million, $22.6 million (exclusive of the cumulative effect of an accounting change) and $22.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, and as of December 31, 2005, we had an accumulated deficit of $167.7 million. We expect to report net losses in future periods. We cannot predict what impact continued net losses might have on our ability to finance our operations in the future or on the market value of our common stock.

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

Currently, P-OLED displays are being or have been used or tested for small- to medium-sized product applications such as mobile phones, PDAs, digital cameras and camcorders (including electronic viewfinders), portable DVD players, electric shavers, MP3 players, in-car entertainment and navigation displays and other applications. P-OLED displays have not yet been commercially introduced in larger applications such as laptop computers, desktop computer monitors or televisions other than in prototypes. To date, we have not attained the service lifetimes required by the manufacturers of these more demanding larger applications.

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

The potential size, timing and viability of market opportunities targeted by us through our display manufacturer licensees are uncertain at this time. Market acceptance of our P-OLED technology will depend, in part, upon this technology providing benefits comparable to or greater than those provided by cathode ray tube display and LCD technology (the current standard display technologies) at an advantageous cost to manufacturers, and the adoption of products incorporating this technology by consumers.

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

The FPD market is currently, and will likely continue to be for some time, dominated by displays based on LCD technology. Numerous companies have made and are continuing to make substantial investments in, and are conducting research to improve the characteristics of, LCDs. Several other FPD technologies have been, or are being, developed, including technologies for the production of field emission, inorganic electroluminescence and gas plasma. Advances in LCD technology or any of these other technologies may overcome their current limitations and permit them to remain or become more attractive technologies for FPDs, either of which could limit the potential market for FPDs using our P-OLED technology. This, in turn, would cause display manufacturers to avoid entering into commercial relationships with us or to renegotiate, terminate or not renew their existing relationships with us, which may cause our business strategy to fail.

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

Philips, one of our display manufacture licensees, has discontinued manufacture of monochrome P-OLED displays and has sold its P-OLED manufacturing development facility to OTB of the Netherlands. We have recognized an aggregate of $119,000 in revenues from Philips in fiscal years 2005, 2004 and 2003. Although Philips has retained its license from us to manufacture P-OLED display and lighting devices, we do not expect that Philips will pay us significant royalties in the near future.

Mass production of P-OLED displays will require the availability of suitable manufacturing equipment, components and materials. Equipment is currently available for many of the required process steps, but the processes and equipment that will be required to deposit P-OLED materials for large-sized, full-color displays are still under development. High precision ink jet printing equipment that could be used to deposit P-OLED materials is being developed by some companies, but, to our knowledge, is only being made available for sale at this time by Litrex, our former subsidiary. The availability of suitable ink jet printing equipment will be contingent on the continued technical success of and sufficient funding for Litrex’s or another manufacturer’s development program. In addition, certain of the components, such as low temperature poly silicon backplanes, used in the production of our licensees’ display products are available only from a limited number of suppliers.

If display manufacturers are unable to obtain ink jet printing or other suitable P-OLED deposition equipment or are unable to source other key equipment for the manufacture of large panel sizes or, if they experience unexpected difficulties, expenses or delays with respect to additional required technologies, components or other materials, they may experience increased costs or manufacturing delays and may not be able to manufacture larger-sized, full-color P-OLED displays or may exit the display manufacturing business entirely. This would adversely affect our license fees or royalty payments from them, and we may not be able to increase our revenues and achieve profitability.

We expect to derive an increasing portion of our revenues from royalties on sales of products commercialized by our licensees that incorporate our technology. Our display manufacturer licensees operate in a highly competitive environment, and they may not be able to achieve and sustain market position. If they fail to compete successfully, our royalties will decrease or be eliminated.

Because we do not sell any products directly to end-users, our success depends upon the ability and continuing willingness of our display manufacturer licensees to market commercial products integrating our technology and the widespread acceptance of those products. Any slowdown in the demand for our licensees’ products would adversely affect our royalty revenues and thus our business. The markets for our display manufacturer licensees’ products are highly competitive, with pressure on prices and profit margins due largely to additional and growing capacity from FPD industry competitors. The principal elements affecting our licensees’ competitive performance in the market for end-user products include their abilities to:

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

Eastman Kodak Company is our principal competitor in the OLED industry, with several licensees already in commercial production of displays incorporating its passive matrix small molecule OLED, or SMOLED, technology.

The leading LCD panel manufacturers, who use competing technologies but are also potential licensees of our P-OLED technology, are considerably larger and more established companies, and they have global marketing capabilities and substantially greater financial resources to devote to research and development than we have. If our technology does not compete effectively with these and other display technologies, our business strategy may fail.

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

Our business strategy depends upon our development and maintenance of commercial licensing relationships with high-volume manufacturers of P-OLED displays. As at December 31, 2005, we had entered into nine licenses with display manufacturers, and we have seven other relationships with manufacturers that are limited to technology development and the evaluation of our P-OLED technology for possible use in commercial production. Any of these relationships may fail to result in the display manufacturers entering into a licensing arrangement or, subsequently, commercial production, as applicable, of devices using our P-OLED technology on a scale sufficient for our business strategy to succeed. Moreover, if a licensee is no longer using our technology, it can generally terminate the license agreement upon notice and without further payment to us.

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

Currently, and for the foreseeable future, a significant portion of our revenues are and will be derived from a concentrated number of licensees. In 2003, 2004 and 2005, ten, five and four customers accounted for, respectively, 74%, 66% and 67% of our revenues. Furthermore, in 2003, 2004 and 2005, two, four and four customers accounted individually for more than 10% of our revenues. Our future success will depend upon our ability to establish and maintain relationships with key licensees and to attract new licensees. If our royalty revenues continue to be derived from a few licensee relationships, our operating results will be harmed if those licensees experience operating difficulties or curtail or terminate their use of our licensed technology, and we are not able to obtain replacement royalty sources. Replacement royalty sources may be difficult to obtain because of the lengthy periods required to attract and sign-up new licensees and have them enter commercial production.

Our ability to enter into additional commercial licenses, or to maintain our existing technology development and evaluation relationships, may require us to make financial or other commitments. We might not be able, for financial or other reasons, to enter into or continue these relationships on commercially acceptable terms or at all. Failure to do so would cause our business strategy to fail.

Conflicts may arise with our licensees or joint development partners, resulting in renegotiation or termination of, or litigation related to, our agreements with them. This would adversely affect our revenues.

Conflicts could arise between us and our licensees or joint development partners as to royalty rates, milestone payments or other commercial terms. Similarly, the parties may disagree as to which party owns or has the right to commercialize intellectual property that is developed during the course of the relationship or as to other non-commercial terms. If such a conflict were to arise, a licensee or joint development partner might attempt to compel renegotiation of certain terms of their agreement or terminate their agreement entirely, and we might lose the royalty revenues and other benefits of the agreement. Either we or the licensee or joint development partner might initiate litigation to determine commercial obligations, establish intellectual property rights or resolve other disputes under the related agreements. Such litigation could be costly to us and require substantial attention of management. If we were unsuccessful in such litigation, we could lose the commercial benefits of the agreement, be liable for other financial damages and suffer losses of intellectual property or other rights that are the subject of dispute. Any of these adverse outcomes could cause our business strategy to fail. Some of our licenses contain “most favored nation” provisions. These provisions give licensees the right to reduced royalty rates or refunds of upfront fees in the event that we issue new licenses that have more favorable upfront fee or royalty rates than the existing licenses that contain these “most favored nation” provisions, but are otherwise similar in their terms.

If we do not receive additional financing in the future, we might not be able to continue the research, development and commercialization of our P-OLED technology.

Our capital requirements have been, and will continue to be, significant. Substantial additional funds will be required in the future to maintain current levels of expenditure for research, development and commercialization of our P-OLED and related technologies, to obtain and maintain patents and other intellectual property, or IP, rights in these technologies, as well as for working capital and other purposes, the timing and amount of which are difficult to forecast. Our total research and development expenditures were $16.1 million in 2005, $14.2 million in 2004 and $16.8 million in 2003. If we do not achieve our revenue goals, our cash on hand may not be sufficient to meet all of our future needs. When we need additional funds, such funds may not be available on commercially reasonable terms or at all. If we cannot obtain more money when needed, we might be forced to cut back our current activities and our business might fail. In July 2004, we secured a line of credit in a maximum amount of $15.0 million, of which $0.5 million may not be borrowed, available for one year and extendible for up to two additional years to meet our short term capital requirements. There are financial costs associated with maintaining and accessing this facility. In addition, any borrowing under this facility is secured by a letter of credit issued by Wells Fargo Bank, the reimbursement obligations of which are secured by our IP portfolio and results in the imposition of certain financial and operating restrictions by the lender. We renewed this line of credit for an additional one year in July 2005 and it is renewable for a further year. We are negotiating more favorable terms for this facility and expect to extend this facility, but, if these negotiations are not concluded to our satisfaction, we may terminate this facility. In December 2005, we sold 2,187,500 shares of our common stock in a private placement for which the gross proceeds were $17.5 million. At December 31, 2005, our cash balance was $31.3 million which will be sufficient to meet our needs for at least another twelve months.

We have sold Litrex Corporation, or Litrex, to Ulvac, Inc. of Japan, or Ulvac. Under the terms of this agreement, Ulvac is obligated to continue to support Litrex’s development of ink jet printers for the display manufacturer industry. If it does not fulfill this obligation, we may exercise our rights under a fallback license to obtain the necessary IP to develop, manufacture and supply ink jet printing equipment for use by manufacturers using our P-OLED technology independent of Litrex. In any such circumstance, we may incur substantial additional costs in order to ensure that ink jet printing equipment is made available for P-OLED display manufacturers. We have the right, but no obligation, to fund ink jet printing development programs at Litrex and may incur costs in doing so if we believe this is necessary for the furtherance of our P-OLED technology.

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

If our licensees are forced to take any of the foregoing actions, they may be unable to manufacture and sell their products that incorporate our technology at a profit or at all. Furthermore, the measure of damages in IP litigation can be complex and is often subjective or uncertain. If our licensees were to be found liable for infringement of proprietary rights of a third party, the amount of damages they might have to pay could be substantial and is difficult to predict. Decreased sales of our licensees’ products incorporating our technology would adversely affect our royalty revenues under existing licenses. Any necessity to procure rights to the third-party technology might cause our existing licensees to renegotiate the royalty terms of their license with us to compensate for this increase in their cost of production or, in certain cases, to terminate their license with us entirely. Were this renegotiation to occur, certain of our license agreements that contain “most favored nation” provisions, requiring that we offer at least as favorable terms to the holder of such a license as we offer to any other licensee, would be affected and we would also receive reduced royalties from those licenses. These developments would also harm our ability to compete for new licensees and would adversely affect the terms of the royalty arrangements we could enter into with any new licensees.

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

The value to us of our P-OLED and related technologies is dependent on our ability to secure and maintain appropriate patent and other IP rights protection. Although we own or license many patents covering our technology that have already been issued, there can be no assurance that additional patents applied for will be obtained or that any of these patents, once issued, will afford commercially significant protection for our technology or will be found valid if challenged. Moreover, we have not obtained patent protection for some of our technology in all foreign countries in which P-OLED displays or materials might be manufactured or sold. In any event, the patent laws and enforcement regimes of other countries may differ from those of the United States as to the patentability of our P-OLED and related technologies and the degree of protection afforded.

The strength of our current IP position results primarily from the essential nature of our fundamental patents covering the P-OLED device and its manufacturing process and electroluminescent devices containing conjugated polymers. These patents expire in 2010, 2011 and 2015. While we hold a wide range of additional patents and patent applications whose expiration dates extend (and in the case of patent applications, will extend) well beyond 2015, many of which are also of key importance in the OLED industry, none is of an equally essential nature as our fundamental patents, and therefore our competitive position after their expiration may be less certain.

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

We take out forward currency contracts to cover future projected currency conversions. We engage in hedging activities, but there is no guarantee that they will be successful in reducing the risks to us of our exposure to foreign currency fluctuations and these fluctuations may adversely affect our results of operations, financial condition or cash flows.

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

Due to our significant level of international operations, we are subject to international operational, financial, legal and political risks that may negatively impact our operations.

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

A significant portion of our assets, certain of our directors and most of our executive officers are located outside of and are not residents of the United States. As a result, it may be difficult or impossible for U.S. investors to effect service of process upon such non-resident directors or officers within the United States or to realize against them in the United States upon judgment of courts of the United States predicated upon civil liabilities under the federal securities laws of the United States or the securities or blue sky laws of any state or other jurisdiction within the United States. In addition, courts of another country may not enforce judgments of United States courts obtained in actions against us, our directors or officers predicated upon the civil liability provisions of the United States federal securities laws or the securities or blue sky laws of any state or other jurisdiction within the United States or enforce, in original actions, liabilities against us, our directors or our officers predicated upon the United States federal securities laws or any state securities or blue sky laws.

Our agreements with our licensees and joint development partners are subject to regulation by the European Commission, and particularly to antitrust provisions of such regulations, which could result in fines to us or in those agreements being declared void in whole or in part, either of which would negatively impact our revenues.

Our IP licensing agreements and joint development agreements fall under the antitrust provisions of the Treaty of Rome and related regulations. While our display license agreements are generally non-exclusive and without geographic restriction, and while our licensing and joint development relationships generally represent lower market shares than would result in the application of the regulations’ remedies, any violation of the regulations could result in the anti-competitive provisions or the entire relevant agreement being declared void and unenforceable. In addition, we could be subject to a fine of up to 10% of the income of our worldwide group.

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

In addition, the failure to complete any such acquisition, investment or joint venture after it has been announced and negotiations commenced may have an adverse effect on our business, including the diversion of our management’s time and attention, the negative impact on our business prospects or a decline in the market price for shares of our common stock.

We have made investments in Add-Vision, which had a carrying value at December 31 2005 of $1.1 million, and MicroEmissive Displays, or MED, which is a publicly quoted company in the UK and which, at December 31, 2005, had a fair market value of $0.6 million. We may not be successful in addressing these risks or any other problems encountered in connection with any acquisitions or other investments. For example, in June 2005, MED issued a trading statement to the London Stock Exchange in which it reported poor yield in its manufacturing process and a delay in commercialization of its products. Although MED did commence shipment of commercial products in December 2005, if MED is not successful in achieving its business objectives the value of their stock may fall and we might have to write down the value of our investment.

In November 2005, we and Sumitomo Chemical entered into a joint venture agreement, which provides for the organization and capitalization of Sumation Company Limited, or Sumation, to develop and supply advanced P-OLED materials and formulated inks for use in commercial P-OLED displays and lighting applications. Each party to the joint venture agreement has contributed initial working capital to Sumation in exchange for a 50% voting and ownership interest, with an initial two-year budget and any additional funds to be funded equally by each party. To the extent that Sumation does not achieve its expected sales revenues or margins, we may need to provide 50% of any additional working capital funding requirements, although we will be under no formal obligation to do so. The joint venture agreement includes provisions for the sale of part or all of our equity stake to Sumitomo at fair market value after a minimum of five years. After the initial two-year period of the joint venture, the parties have agreed to engage in good faith discussions regarding the third and subsequent years. The joint venture agreement may be terminated by either party by mutual written agreement, or by one of the parties in the case of a material breach of the other party. It may also be terminated in the event of the bankruptcy or insolvency of either party, or if a 40% interest is acquired in one party by a direct and substantial competitor of the other joint venture party. The agreement will also terminate if Sumitomo acquires 100% of the shares in Sumation.

Although we already had a strong research relationship with Sumitomo, we believe that the strengthening of our relationship through the formation of this joint venture is the most effective way of accelerating P-OLED material development in the future. There can be no assurance, however, that the joint venture will not be terminated or our interest in Sumation will not be acquired or that we will be successful in addressing the risks described above or any other problems encountered in connection with our joint venture, whether as a result of potential disruption of our ongoing business and distraction or duplication of management and other key talent or additional and unexpected costs and expenses related to technology integration or that could result from cultural differences or as a result of the geographic location of the joint venture in Japan.

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

We believe that period-to-period comparisons of our operating results are not a reliable indicator of our future performance at this time. Among other factors affecting our period-to-period results, our license fees often consist of large one-time payments in the period during which we enter into a new license, followed by smaller recurring payments in later periods, resulting in significant fluctuations in our revenues. If, in some future period, our operating results or business outlook fall below the expectations of securities analysts or investors, our stock price would be likely to decline and investors in our common stock may not be able to resell their shares at or above the price at which they were purchased. Broad market, industry and global economic factors may also materially reduce the market price of our common stock, regardless of our operating performance.

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

Affiliates of Kelso & Company, or Kelso, and affiliates of Hillman Capital Corporation, or Hillman Capital, beneficially own, respectively, approximately 40% and 20% of the outstanding shares of our common stock. Kelso is also represented on our board. As a result, Kelso and Hillman Capital exercise significant control over matters requiring stockholder approval. The concentrated holdings of Kelso and Hillman Capital may result in the delay or deterrence of possible changes in control of our company, which may negatively impact the market price of our common stock. The interests of these and other of our existing stockholders may conflict with the interests of our other stockholders.

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

Sales of substantial amounts of our common stock, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities. As of December 31, 2005, there were 21,483,205 shares of our common stock outstanding. In addition, we may in the future issue additional shares of our common stock that might be or become freely transferable, including shares that may be issued under additional registration statements that we may file, such as our proposed shelf registration statement described below, upon the exercise of warrants or options or pursuant to our special bonus or other plans. As of December 31, 2005, there were 659,468 shares of our common stock issuable upon the exercise of outstanding warrants. Of the shares outstanding, 2,553,929 shares, including 2,500,000 which were sold in the initial public offering of our stock in December 2004, are currently freely transferable without restriction or further registration under the Securities Act of 1933, and 2,187,500 shares which were sold in our private placement in December 2005 are currently freely transferable under our effective shelf registration statement, which also covers up to 656,250 shares issuable upon the exercise of warrants that were also sold in that placement. In addition, 2,327,260 shares are currently freely tradeable pursuant to Rule 144(k) under the Securities Act of 1933 and the remaining shares are currently eligible for resale under Rule 144, subject to the volume, manner of sale, holding period and other limitations of Rule 144.

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 below, our board of directors recently authorized the registration of approximately 6.5 million shares of our common stock under a “shelf” registration statement on Form S-3, which we expect to file with the SEC by the end of April 2006 and to cover up to approximately 3.9 million shares that may be issued and sold by us and up to approximately 2.6 million outstanding shares that may be sold by certain selling stockholders, including some of our affiliates. In addition, as of March 9, 2006, we have 1,200,000 shares issuable pursuant to restricted stock units awarded under our special bonus plan, 936,090 shares issuable upon the exercise of outstanding stock options and up to 650,827 shares reserved for future grant under our stock incentive plan.

Kelso and Hillman Capital, which together with their affiliates own an aggregate of approximately 60% of the outstanding shares of our common stock, each have rights, subject to some conditions, to require us to file registration statements covering the unregistered shares that they currently hold or may acquire or to include these shares in registration statements that we may file for ourselves or other stockholders, including in connection with our proposed shelf registration statement described above. Sales by these stockholders of a substantial number of shares could significantly reduce the market price of our common stock.

The price of our common stock can be expected to decrease if we issue additional shares of our common stock that might be or become freely salable, including shares that may be issued under additional registration statements that we may file, such as our proposed shelf registration described above, upon the exercise of warrants or options or pursuant to our special bonus or other plans.

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

We are facing increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and the Nasdaq National Market, require changes in the corporate governance practices of public companies. These new rules and regulations are resulting in both a significant initial cost, as we initiate certain internal controls and other procedures designed to comply with the requirements of the Sarbanes-Oxley Act, and in an ongoing increase in our legal, audit and financial compliance costs, which is diverting management attention from operations and strategic opportunities and to making legal, accounting and administrative activities more time-consuming and costly. We are incurring substantially higher costs to maintain directors and officers insurance. We are currently experiencing increased annual costs following our initial public offering in December 2004 and we expect to continue to incur additional costs in future years in implementing and verifying internal control procedures as required by section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations thereunder, and in connection with preparing our financial statements on a timely basis to meet the SEC’s requirements.

In addition, we are required under these new rules and regulations to retain independent directors to serve on our board of directors. If vacancies on our board of directors occur that need to be filled by independent directors, we may encounter difficulty in attracting qualified persons to serve on our board, and, in particular, our audit committee. If we fail to attract and retain the required number of independent directors we may be subject to SEC enforcement proceedings and delisting by the Nasdaq National Market.

Our certificate of incorporation and bylaws and Delaware law may discourage takeovers and business combinations that our stockholders might consider in their best interests.

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

ITEM 1B.	Staff Comments

Not applicable.

ITEM 2.	PROPERTIES

We lease the following facilities:

Location	Approximate Square Feet	Use
Building 2020 Cambourne Business Park, Cambridge, England	7,425	Offices for executive and support functions

Greenwich House Annex, Madingley Rise, Madingley Road, Cambridge, England	9,056	Laboratories and office space for the chemistry and material science teams

Units 8, 11 and 12, Cardinal Business Park, Godmanchester, England	35,302	Technology Development Center (including offices, cleanrooms, laboratories, manufacturing facilities and other technical space)

No. 1, Industry East 2nd Road, SBIP, Hsin-Chu, Taiwan	300	Office space

We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

When we acquired Opsys Limited in December 2004, there was an arbitration action being conducted in California to settle a claim by a former employee in the amount of $0.3 million. We settled this matter in December 2005 by issuing 1,720 shares and making a payment of $0.1 million to the former employee.

In January 2005, Sunnyside Development Company, or Sunnyside, filed a complaint against Opsys Limited, or Opsys, and a company named by Sunnyside as CDT Limited in California Supreme Court alleging breach of contract and fraud arising out of an alleged property lease agreement between Opsys Limited and Sunnyside. It is assumed that the reference to CDT Limited (which does not exist) is intended to be a reference to our principal operating subsidiary, Cambridge Display Technology Limited which was not party to the lease. Sunnyside seeks compensatory damages that it claims exceed $10 million. In October 2002, Opsys and Sunnyside executed an Assignment of Lease and Consent of Lessor, which included a release of Opsys by Sunnyside. In February 2005, CDT Limited and Opsys successfully removed the action to the United States District Court for the Northern District of California. In April 2005, the United States District Court dismissed all the claims against CDT Limited and the claim for fraud against Opsys Limited, but gave Sunnyside permission to amend its claim. On May 11, 2005, Sunnyside filed an amended complaint reasserting a fraud claim against both Opsys Limited and “CDT Ltd.” Following a further application to dismiss, on August 8, 2005, the Court dismissed finally and with prejudice all the claims against CDT Limited and the claim for fraud against Opsys.

On November 2, 2005, Sunnyside made a further attempt to bring Cambridge Display Technology Limited into the action under “de facto merger” principles of United States law which was again rejected by the Court on January 4, 2006. However, Sunnyside is entitled to make a further submission on the de facto merger principle if it succeeds against Opsys Limited at trial. The Court also pointed out that a certain document which had been produced by Sunnyside in the discovery process had weakened its case. The claim against Opsys Limited for breach of contract will proceed to trial. We continue to believe (and have been so advised by external counsel) that the claim will fail.

We review any outstanding claims against us with internal and, if deemed appropriate, external legal counsel to assess the probabilility and estimates of loss. We reassess the risk of loss as new information becomes available and we adjust liabilities, if any, as appropriate. The actual cost of resolving any claims may be substantially different from the amounts of liability recorded. We have not recorded any liability with respect to the claim from Sunnyside described above.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq National Market under the symbol “OLED” since December 15, 2004. The following table sets forth the high and low sales information for our common stock since December 15, 2004, the date of our initial public offering, through March 9, 2006, as reported by the Nasdaq National Market.

	Low Close	High Close
2004
Fourth Quarter ended December 31, 2004	$10.60	$11.65

2005
Quarter ended March 31, 2005	$6.14	$11.20
Quarter ended June 30, 2005	$6.34	$8.80
Quarter ended September 30, 2005	$6.40	$8.73
Quarter ended December 30, 2005	$5.70	$11.70

2006
First Quarter (through March 9, 2006)	$8.21	$11.66

Holders

Based on a review of our most recent proxy tabulation and security position listing reports, there were approximately 3,000 holders of record of our common stock at February 27, 2006.

Dividend Policy

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

From the time of receipt through December 31, 2004, none of the net proceeds was used. During the year ended December 31, 2005, we used $3.1 million of the proceeds for the acquisition of fixed assets, $1.1 million for the acquisition of an equity stake in Add-Vision, $1.6 million equity investment in our 50% joint venture partner, Sumation, $1.7 million of loans to Litrex and $13.9 million for working capital requirements, of which $1.1 million was used to settle the liabilities of Opsys. We expect to use the remaining $3.6 million for general corporate purposes, including working capital and capital expenditures. We may also use a further portion of the net proceeds to acquire businesses, technologies or other assets.

Recent Sales of Unregistered Securities

None other than as previously reported.

Issuer Purchases of Equity Securities

We have not purchased any of our equity securities. During 2005, we reacquired shares, representing less than 1% of our common stock, in settlement of liabilities due to us from certain stockholders, and have treated these shares as cancelled.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this form.

The consolidated statements of operations data for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 are derived from audited consolidated financial statements not included in this form.

Our selected consolidated financial and other data includes all of our operating subsidiaries for the entire period shown with the exception of the following subsidiaries which have been acquired or disposed of during the period. In November 2001, Litrex was acquired and its results are fully consolidated for the period from then until August 2003 when 50% of the equity was sold. From August 2003 to November 2005, when the remaining 50% was sold, 50% of the losses in Litrex have been reported by us using the equity method. In October 2002, control of CDT Oxford was acquired and its loss has been accounted for from October 2002 until December 2003 under a manner similar to the equity method. From January 2004, CDT Oxford has been fully consolidated into our results. As a result of the consolidation of CDT Oxford in the first quarter of 2004, we wrote off $12.2 million of in-process R&D, relating to the valuation of CDT Oxford as of October 2002, which has been accounted for as a cumulative effect of accounting change as further described in Note 3 of our financial statements. In addition, as discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview”, our license fee revenues often consist of large one-time payments. As a result, our revenues experience significant fluctuations.

	Years Ended December, 31,
(In thousands, except per share data)	2001	2002	2003	2004	2005
Consolidated Statement of Operations Data:
Operating revenues
License fees and royalties	$20,869	$2,474	$4,314	$6,791	$3,285
Other license related	—	—	—	900	—
Technology services and development	1,522	727	3,758	4,982	7,478
Equipment and supplies	—	—	—	613	7,330
Litrex revenue	—	3,852	2,608	—	—

Total operating revenues	22,391	7,053	10,680	13,286	18,093
Cost of sales	—	1,792	1,527	1,994	9,725

Gross profit	22,391	5,261	9,153	11,292	8,368
Operating expenses
Research and development expenses	8,405	19,676	16,841	14,181	16,129
Selling, general and administrative expenses	11,893	16,903	12,769	18,751	17,426
Amortization of intangibles	8,555	3,660	1,625	1,580	1,580

Total operating expenses	28,853	40,239	31,235	34,512	35,135

Loss from operations	(6,462)	(34,978)	(22,082)	(23,220)	(26,767)
Other income (expense)	1,262	(335)	(1,627)	(980)	11,119

Loss before (benefit) provision for income taxes and cumulative effect of accounting change	(5,200)	(35,313)	(23,709)	(24,200)	(15,648)
Provision (benefit) for income taxes	50	(3,595)	(932)	(1,615)	(1,833)
Cumulative effect of accounting change	—	—	—	(12,200)	—

Net loss	(5,250)	(31,718)	(22,777)	(34,785)	(13,815)
Accretion of preferred stock *	—	(301)	(6,771)	(38,766)	—

Net loss attributable to common shareholders	$(5,250)	$(32,019)	$(29,548)	$(73,551)	$(13,815)

Net loss per share attributable to common shareholders before cumulative effect of accounting change, basic and diluted	$(0.62)	$(3.35)	$(3.04)	$(6.17)	$(0.71)
Net loss per share attributable to common shareholders, basic and diluted	$(0.62)	$(3.35)	$(3.04)	$(7.40)	$(0.71)
Weighted average number of shares
Basic and diluted	8,469	9,565	9,705	9,944	19,543

*	In 2002 and 2003 we sold redeemable, convertible preferred stock to certain shareholders. We accreted the value of the preferred stock to reflects the amounts and timing of the redemption provision of that preferred stock. All of our preferred stock was converted to common stock immediately prior to our initial public offering in December 2004 and a further one-time accretion charge was reported comprising the difference in the value of the preferred stock on the date of conversion and the value of the common stock into which it converted. Accretion charges on our preferred stock increased our loss per share by $0.03 in 2002, $0.70 in 2003 and $3.90 in 2004.

(In thousands)	2001	2002	2003	2004	2005
Consolidated Balance Sheet Data:
Cash and cash equivalents and current marketable securities	$4,138	$11,972	$10,400	$28,043	$31,263
Working capital	(971)	12,977	14,132	24,846	28,821
Total assets	111,684	129,122	113,870	129,153	122,713
Redeemable convertible preferred stock	—	25,301	38,487	—	—
Accumulated deficit	(64,612)	(96,330)	(119,107)	(153,892)	(167,707)
Total common shareholders’ equity	99,860	94,320	62,768	106,439	112,888

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a pioneer in the development of P-OLEDs and their use in next-generation flat panel displays and other applications. The fundamental discoveries relating to our P-OLED materials were made by a team of researchers at the Cavendish laboratories at the University of Cambridge in 1989 that included Dr. Jeremy Burroughes, our Chief Technical Officer. Since our inception in 1992, we have focused on continuing research and development related to the production, manufacturing and commercialization of P-OLED technology in the flat panel display and other industries. Our revenues are primarily generated from the licensing of rights to use our IP portfolio, from ongoing product royalties and from fees generated from transfer of technology and joint technology development agreements.

We sold our first P-OLED license in 1996 to Philips and currently have nine device licensees, three materials licensees and two component licensees and are working with a number of additional display manufacturers through joint technology development programs and informal relationships. We recognized our first royalty revenues in 2002 when commercial consumer electronics products began incorporating our P-OLED technology. Currently, our P-OLED technology is being used in mobile phones, MP3 players, medical equipment and other applications.

While we have made significant progress over the past few years in advancing our P-OLED technology into a number of display licenses, we have incurred significant losses and will continue to do so unless our P-OLED technology becomes more widely adopted and commercialized by flat panel display manufacturers. As of December 31, 2005, we had an accumulated deficit of $168 million in large part due to the research and development expenditures we have incurred. Our total research and development expenditures since 1999 exceed $88 million.

Our business objective is to license our technology to leading display manufacturers and to generate royalties based on the sales of their products. As a pre-cursor to our licensing and royalty business we sell technology services, development services and ink jet printing equipment and polymer inks to companies working on P-OLED technology. We market our P-OLED IP and technology by building relationships with established and new entrant flat panel display manufacturers. This may involve developing relationships at a senior level over a period of years. Some manufacturers purchase a license from us at an early stage in their P-OLED development program. Other manufacturers begin their efforts to develop products using our P-OLED technology by working with us through a series of informal meetings, then by entering, either publicly or confidentially, into a formal technology development or technology transfer program which may culminate in the purchase of a license from us.

In order to accommodate our many current and potential Asian licensees and partners, we maintain representative offices in Japan and Taiwan. Two of our senior executives are based in Japan, one of whom is seconded to Sumation, our 50%-owned joint venture with Sumitomo Chemical. Other senior executives travel frequently from our corporate offices to Asia and other destinations in order to develop our relationships with both existing and potential new licensees.

We believe that the key factors that will contribute to the successful execution of our strategy are:

•	the further development of P-OLED materials and device structures in order to increase the commercial lifetimes of P-OLED products;

•	the further development of ink jet printing equipment and process, and other deposition processes, so that mass production of full color P-OLED displays can be demonstrated;

•	the further development of other technologies required for P-OLED displays, in particular active matrix thin film transistor display drivers; and

•	the adoption of P-OLED technology by increasing numbers of existing and potential future display manufacturers.

Management monitors performance in achieving these goals by reference to internal and external technology developments. Progress on lifetimes is described under “Service Lifetimes” under Item 1 above. Progress in the other areas is demonstrated by the increasing size of demonstration displays being exhibited by ourselves and display manufacturers, the increasing number of companies which are working with us on technology services and development projects and our increasing revenues from these projects.

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

In reading our financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance:

•	because our license fees often consist of large one-time payments and our royalties for the foreseeable future are expected to be smaller, recurring payments, we expect fluctuations in these revenues depending on the periods in which we enter into new licenses;

•	we have and will continue to invest significant resources in research and development in order to develop and effectively demonstrate our technology so that it can be commercialized in a growing number of applications, which is indicated by our total research and development expenditures in 2005 of $16.1 million;

•	we expect that our future royalties will be impacted by the extent to which we continue to enter into new technology development agreements and existing technology development partners enter into commercial licenses for use of our P-OLED technology; and

•	we expect that our future royalties will be impacted by the extent to which our existing licensees expand the use of our P-OLED technology in commercial applications in their consumer electronic products.

Description of Our Revenues, Costs and Expenses and Our Results of Operations

Operating Revenues

License Fees and Royalties

Two of the most important sources of our revenues are licensing fees and subsequent royalties. Typical license terms include the payment of an upfront fee, which is higher for licenses covering larger or more complex displays. The sale of a license is often the culmination of a lengthy period of relationship building, technical development and negotiation. Our results can show much higher revenues in those quarters during which licenses were sold as the upfront fee is generally recognized in full in the quarter in which the license fee is due.

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

Other License Related

In the year ended December 31, 2004, we reported $0.9 million of Other license related revenues, which related to the re-sale by us to a third party of certain rights to intellectual property that we had previously acquired from that third party. We may enter into similar arrangements in future periods.

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

Litrex Revenue

Revenues recorded by Litrex for the sale of ink jet printing equipment and related services are consolidated into our results through August 2003, but not thereafter as a result of our sale of 50% of our interest in Litrex to Ulvac, a manufacturer and marketer of semiconductor capital equipment. We sold our remaining 50% equity stake in Litrex to Ulvac in November 2005.

Equipment Sales and Supplies

We receive revenues for the sale of ink jet printing, polymer inks and display device test equipment and related supplies.

Comparison of Operating Revenues for Fiscal Years Ended December 31, 2005, 2004 and 2003

(in thousands, except percentages)	2005	2004	% Change	2003	% Change
Operating Revenues
License fees and royalties	$3,285	$6,791	(52%)	$4,314	57%
Other license related	—	900	(100%)	—	—
Technology services and development	7,478	4,982	50%	3,758	33%
Litrex revenues	—	—	—	2,608	(100%)
Equipment and supplies	7,330	613	1,096%	—	—

Total operating revenues	$18,093	$13,286	36%	$10,680	24%

License fees and royalties fell by $3.5 million, or 52%, between 2004 and 2005 because:

•	license fee revenues decreased by $4.2 million from $4.2 million in 2004 to zero in 2005 because no new licenses or license extensions were concluded in 2005; and

•	royalty revenues increased by $0.7 million from $2.6 million in 2004 from seven licensees to $3.3 million in 2005 from nine licensees. Our fixed royalty payments increased but our running royalties decreased due to the discontinuance of production by Philips, one of our licensees who has sold its production line to another company that we believe will use the acquired business to promote the sales of production equipment rather than to manufacture displays for sale. Additionally, in 2005, one of our licensees, Dow Chemical, sold its P-OLED business to Sumitomo Chemical and royalties on the sale of P-OLED materials by Dow have ceased. The former Dow license and our license to Sumitomo Chemical, both of which relate to the supply of polymer materials, have been assigned to Sumation, our 50%-owned joint venture with Sumitomo. We have granted Sumation a “royalty holiday” for four years as part of the agreement for the establishment of Sumation which will cause a reduction in the royalties we receive from P-OLED material sales. However, this “royalty holiday” will reduce the losses of Sumation, of which we account for 50%.

License fees and royalties grew by $2.5 million, or 57%, from 2003 to 2004 because:

•	license fee revenues increased by $0.3 million from $3.9 million from four licensees in 2003 to $4.2 million from three licensees in 2004; and

•	royalty revenues increased by $2.2 million from $0.4 million in 2003 from five licensees to $2.6 million in 2004 from seven licensees due to an increase in fixed royalty payments, which are due whether or not licensees are in production, and an increase in running royalties related to the revenues received by our licensees for the sale of P-OLED devices.

In 2004, we reported $0.9 million of other license related revenues, which related to the re-sale by us to a third party of certain rights to intellectual property that we had previously acquired from that third party. Although we did not report revenues in this category in either 2003 or 2005, we believe that is it likely that we will continue to negotiate the sale of enhanced license rights to our licensees in the future and that this may be a source of further revenues.

Technology services and development revenues grew by $2.5 million, or 50%, from $5.0 million in 2004 to $7.5 million in 2005 and by $1.2 million, or 33%, from $3.8 million in 2003 to $5.0 million in 2004. This growth has been due to a significant increase in the number of technology transfer and development contracts throughout this three year period. These contracts include standalone contracts with the supply of technical services or joint development work and also combined contracts where we supply packages which may include ink jet printing equipment and polymer inks, as well as technology services. We believe that our ability to offer such combined packages is attractive to customers wanting to develop their capabilities in P-OLED technology.

Equipment and supplies revenues increased from $0.6 million in 2004 to $7.3 million in 2005, having been zero in 2003. Revenues in 2004 were from the sales of display test equipment and in 2005 were for nine ink jet printers, supplied under a distribution arrangement with our former subsidiary Litrex, and sales of polymer inks. The distribution arrangement with Litrex has been extended following the sale of Litrex to Ulvac Inc. of Japan.

Total operating revenues increased by $4.8 million, or 36%, from $13.3 million in 2004 to $18.1 million in 2005.

Total operating revenues increased by $2.6 million from $10.7 million in 2003 to $13.3 million in 2004, an increase of 24%. Revenues, other than from Litrex, increased by $5.2 million and revenues from Litrex fell by $2.6 million because, subsequent to the sale of 50% of our equity stake in Litrex in August 2003, we no longer consolidate Litrex revenues.

Given the nature of our business and the current stage of our development, revenues fluctuate significantly from quarter to quarter. For example, we expect low revenues in the first quarter of 2006 but we do not believe that this will be indicative of the remainder of the year.

Sumitomo Chemical, Samsung, Delta Opto and OTB NV each accounted for in excess of 10% of our total revenues for 2005 (2004: DuPont Displays, Seiko Epson, MED; 2003: DuPont Displays, Dai Nippon Printing). Sumitomo Chemical and a company in the same group as DuPont Displays are both minority shareholders, each owning less than 5% of our common stock.

Cost of Sales

The only cost of sales for our license fees and royalties that we report is for payments to third parties from whom we have in-licensed IP rights. We expect this cost to be approximately 1% to 2% of revenue, but it may increase in future years if the relative contribution of in-licensed IP rights to our overall IP portfolio changes or if we decide to license certain IP to which we have sub-licensing rights. For technology services and development and equipment and supplies, the incremental costs of providing goods and services under those agreements plus the cost of any resold materials or equipment is charged to cost of sales.

Comparison of Cost of Sales and Gross Profit for Fiscal Years Ended December 31, 2005, 2004 and 2003

(in thousands, except percentages)	2005	% of Revenues *	2004	% of Revenues *	2003	% of Revenues *
Cost of sales
License fees and royalties	$47	1%	$186	3%	$245	6%
Other license related	—	—	9	1%	—	—
Technology services and development	3,798	51%	1,481	30%	109	3%
Litrex revenues	—	80%	—	—	1,173	45%
Equipment and supplies	5,880	—	318	52%	—	—

Total cost of sales	$9,725	54%	$1,994	15%	$1,527	14%

Gross Profit	$8,368	46%	$11,292	85%	$9,153	86%

*	The percentages shown in these columns represent each cost of sales figure, or the gross profit figure, divided by the corresponding revenue figure, or total revenues, respectively.

Cost of sales related to license fees fell from 3% in 2004 to 1% in 2005, having been 6% in 2003. Cost of sales in both 2003 and 2004 included payments made as the result of a re-negotiation and extension of our contract with the University of Cambridge under the terms of which we receive rights to certain intellectual property development by the University in return for financial support for the University’s research work and a percentage of revenues which are generated by this intellectual property. We expect cost of sales on future license fees and royalties to be between 1% and 2%.

Cost of sales related to technology services and development increased from 30% in 2004 to 51% in 2005. This increase was due to a contract for the supply of ink jet printing equipment and technical services to OTB NV of the Netherlands for which a loss was recognized. The reason for this loss was that OTB has technical problems with the integrated production line into which the ink jet printing equipment was being installed. We made more extensive efforts to assist OTB in resolving these problems than we were contractually obliged to do and had to charge this effort against the contract. This contract was our first sale of printers for a prototype production line which we believed would be a precursor to future business. We have now concluded that further efforts to assist OTB under the terms of the contract would not be economically feasible, especially in light of OTB’s acquisition of the Philips P-OLED business which has provided them with the expertise they require to continue development of their integrated production line equipment. Therefore, in December 2005, we agreed with OTB to terminate our contract which resulted in our being relieved of any obligation to provide further support to them in exchange for our giving up future revenue which would have been due to us. The net result is that we have made a loss on this project.

Cost of sales related to Technology services and development increased from 3% in 2003 to 30% in 2004. The reason for this increase was because in 2004 we began offering a comprehensive technology transfer and services arrangements which resulted in increased revenues but also increased associated costs commensurate with increased internal effort on services delivery.

We believe that the cost of sales percentage for Technology services and development of 30% reported in 2004 will be more representative of future periods than the 51% reported in 2005, which was adversely affected by the OTB contract.

Cost of sales related to equipment and supplies increased from 52% in 2004 to 80% in 2005 because we started selling ink jet printing packages and polymer inks in 2005 which we had not sold previously and which have a lower margin than the test equipment previously sold. We also reported a low margin on the equipment sold to OTB under the contract described above.

Gross profit decreased from $11.3 million in 2004 to $8.4 million in 2005 because:

•	revenues from License fees and royalties, which have a high margin, decreased; and

•	revenues from Technology services and development and Equipment and supplies categories, both of which have lower margins, increased.

The net effect of decreased revenues of high margin products and increased revenues of low margin products, or adverse product mix, is to decrease aggregate gross margin even though total revenues have increased.

Gross profit increased from $9.2 million in 2003 to $11.3 million in 2004 because of increased revenue with a similar aggregate margin: there was a lower margin achieved on Technology services and development but this was compensated for by increased revenues in the high margin License fees and royalties category.

We only charge direct labor cost and the variable costs of materials associated with each revenue-generating project to cost of sales and do not charge any allocation of fixed cost overheads. Therefore, relatively high margins are required in order that our revenue generating contracts can make a contribution to our fixed costs.

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

Amortization of Intangibles Acquired

Our amortization of intangibles acquired includes the amortization of acquired patent rights from third parties as well as the amortization of intangibles recorded as a result of our acquisition of CDT Holdings plc in 1999. The amortization period for these assets is between five and ten years.

Comparison of Operating Expenses for Fiscal Years Ended December 31, 2005, 2004 and 2003

(in thousands, except percentages)	2005	2004	% Change	2003	% Change
Operating Expenses
Research and development expenses	$16,129	$14,181	14%	$16,841	(16%)
Selling, general and administrative expenses	17,426	18,751	(7%)	12,769	47%
Amortization of intangibles acquired	1,580	1,580	0%	1,625	(3%)

Total Operating Expenses	$35,135	$34,512	2%	$31,235	10%

Our research and development expenses increased by $1.9 million, or 14%, from $14.2 million in 2004 to $16.1 million in 2005. The following factors caused this net increase:

•	an increase in expense of $1.5 million due to a decrease in government grants from $1.6 million in 2004 to less than $0.1 million in 2005;

•	an increase of $1.0 million due to a charge recorded in 2005 for the grant of restricted stock units under our special bonus plan;

•	an increase of $0.3 million due to increased long term research into possible new applications for our P-OLED technology; and

•	a decrease of $0.9 million due to the reimbursement of research expenses from our 50%-owned joint venture, Sumation.

In addition to the $16.1 million expenditure on research and development in 2005, $2.9 million was incurred on very similar activities but in support of revenue-generating projects and so was charged to cost of sales.

Our research and development expenses decreased by $2.6 million, or 16%, from $16.8 million in 2003 to $14.2 million in 2004. The following factors caused this net decrease:

•	a decrease in expense due to an increase of $0.5 million in government grants from $1.1 million in 2003 to $1.6 million in 2004;

•	a decrease of $2.4 million due to the Litrex research and development expense which was included in our consolidated results up to August 2003 but not in 2004;

•	an increase of $1.0 million was due to research and development expenses of CDT Oxford which were not included in our consolidated results in 2003 but are included in 2004; and

•	a decrease of $0.7 million due to our July 2003 re-organization which resulted in a general reduction in total research and development expenditures due to the consolidation of our clean room activities to our Technology Development Center.

In addition to the $14.2 million expenditure on research and development in 2004, $2.0 million was incurred on similar activities but in support of revenue-generating projects and so was charged to cost of sales.

Research and development expenses will continue to vary from quarter to quarter due to the specific requirements of the projects being carried out in any quarter. We anticipate that in excess of $8 million of our research and development expenses in 2006 will be reimbursed by our 50%-owned joint venture, Sumation.

Our selling, general and administrative expenses decreased by $1.4 million, or 6%, from $18.8 million in 2004 to $17.4 million in 2005. The following factors caused this decrease:

•	a decrease of $3.6 million due to a charge of $2.2 million in 2005 for the grant of restricted stock units under our special bonus plan, as compared to the charge of $5.8 million in 2004 for grants under this plan;

•	an increase of $1.6 million due to the impairment of promissory notes which were issued to us in 1999 by two parties that had acquired shares of our common stock from us and the obligations under which were secured by the stock; both parties defaulted on the promissory notes, which were due to be repaid in September 2005, and the promissory notes were effectively cancelled in December 2005, at which time their aggregate face value exceeded the value of the stock by $1.6 million;

•	an increase of $0.6 million in our directors and officers insurance premiums as a result of our becoming a public company;

•	a decrease of $1.0 million in professional fees and consultancy costs in 2004 which were not repeated in 2005;

•	an increase of $1.2 million for other costs associated with being a public company, including fees and expenses for independent directors and the cost of additional professional advice; and

•	a decrease of $0.2 million expense for the costs related to our line of credit, which reflects a full year of maintenance costs in 2005 as compared to the six months of such costs, plus initial start-up costs, in 2004 after the line of credit was established in July 2004.

Our selling, general and administrative expenses increased by $6.0 million, or 47%, from $12.8 million in 2003 to $18.8 million in 2004. The following factors caused this increase:

•	an increase of $5.8 million due to a charge in the fourth quarter of 2004 for the grant of restricted stock units which included $5.0 million related to units granted to our CEO;

•	a decrease of $2.1 million due to the Litrex selling, general and administrative expense which was included in our consolidated results in 2003 but is not included in 2004;

•	an increase of $0.2 million of the increase was due to the selling, general and administrative expenses of CDT Oxford which were not included in our consolidated results in 2003 but are included in 2004;

•	an increase of $0.7 million expense related to our line of credit; and

•	an increase of $1.4 million was due primarily to increased patent filing costs, legal costs and other professional fees.

We expect our operating expenses to increase in 2006 due to our adoption of FAS 123R which will require us to charge the fair value of stock options issued to employees to operating expenses as described in more detail under “Critical Accounting Policies and Significant Developments and Estimates” below.

Our amortization of intangibles acquired remained constant at $1.6 million for 2005, 2004 and 2003. See Note 2 of our financial statements for details of expected amortization of intangibles in future years.

Other Income and Expense: Comparison for Fiscal Years Ended December 31, 2005, 2004 and 2003

(in thousands, except percentages)	2005	2004	% Change	2003	% Change
Other Income / (Expense)
Equity in loss of affiliates	$(3,802)	$(2,546)	49%	$(3,639)	(30%)
Foreign currency transaction (loss) / gain	(790)	1,045	(176%)	1,603	(35%)
Gain on sale of Litrex	15,935	—	—	—	—
Other (expense) / income	(721)	210	(443%)	—	—
Interest income	497	347	43%	415	(16%)
Interest expense	—	(36)	(100%)	(6)	500%

Total Other Income / (Expense)	$11,119	$(980)		$(1,627)

Equity in loss of affiliates:    Equity in loss of CDT Oxford was recognized up until December 31, 2003. On January 1, 2004, we adopted Financial Interpretation No. 46, revised December 2003, or FIN 46(R), and began consolidating CDT Oxford and no further losses or profit from CDT Oxford were accounted for by the equity method after this date. Equity in loss of Arborescent was recognized in 2004 and during this period the carrying value of Arborscent fell to zero. We will only recognize further losses if we make additional investments in this company. Equity in loss of Litrex was first recognized when Litrex ceased being a subsidiary in August 2003 due to the sale of 50% of our equity stake and is no longer recognized after November 2005 when we sold our remaining 50% equity stake. Equity in loss of Sumation began in November 2005 and losses corresponding to approximately six weeks of operations are included in our results of operations for 2005. The most significant component of equity in loss in 2006 is expected to be our 50% shares of the losses of Sumation. We expect this loss to be significant in 2006, but the size of losses will reduce if sales of P-OLED materials increase during the year. Sumation’s customers include not only our licensees that are in commercial production of P-OLED displays but also other companies that are developing P-OLED technology. Therefore, Sumation has the opportunity to generate significant revenues in advance of mass commercialization of P-OLED technology. Sumation funds a significant portion of our research and development activities and we expect this reimbursement to exceed our equity in loss of Sumation in future periods.

Foreign currency transaction (loss) / gain result primarily from the remeasurement of assets and liabilities in currencies other than the U. S. dollars. We expect to recognize gains on such remeasurements if the U. S. dollar weakens versus the British pound and losses if it strengthens.

Gain on sale of Litrex includes a deferred gain when the first 50% of Litrex was sold in August 2003 and a further gain when the second 50% was sold in November 2005. An additional gain of up to $1.0 million will be recognized in 2006 to the extent to which the final portion of the purchase price is released from escrow which we currently expect to be in November 2006.

Other (expense) / income is the unrealized gain on the revaluation of forward currency contracts which we have taken out in order to economically hedge future British pound expenses.

Interest income varies with our average cash balances and interest rates.    We anticipate that our average cash balances in 2006 will be higher than in 2005 and, if interest rates do not fall, interest income will increase.

Interest expense in 2004 was in relation to borrowing under the terms of our credit facility. We do not expect to make further loans under this facility in 2006.

Our benefit for income taxes increased by $0.2 million from $1.6 million in 2004 to $1.8 million in 2005, having been $0.9 million in 2003. This benefit represents a payment made to us by the United Kingdom tax authorities which permits expenses related to qualifying research and development expenditures to be surrendered in return for a cash payment and an equivalent reduction in our tax losses carried forward. The amount reported in 2005 was higher than in 2004 due to higher expenditures on projects which were not funded externally and, therefore, not eligible for the tax benefit. The amount reclaimed in 2004 included $0.5 million which related to 2003 and 2002 for which the amounts reclaimed were recomputed and included in the 2004 figure. Adjusting for this amount, the reclaim for 2004 was lower than in 2003 due to ineligible expenditures incurred in 2004 in support of revenue-generating or grant-aided projects being higher. We expect the amount reclaimed with respect to 2006, to be lower than the claim which will be made with respect to 2005, because the majority of our expenditures incurred on P-OLED materials development will be funded by our 50% joint venture partner, Sumation, and will not, therefore, be eligible for this tax benefit.

As a result of the variations described above, our loss before cumulative effect of accounting change decreased to $13.8 million in 2005 from $22.6 million in 2004, having been $22.8 million in 2003. Additionally, in 2004 we booked a $12.2 million loss as a cumulative effect of accounting change due to the consolidation of CDT Oxford as described below. In 2003 and 2004 we recognized $6.8 million and $38.8 million of accretion of preferred stock. The 2004 figure related primarily to the conversion of the preferred stock to common stock in connection with our December 2004 initial public offering.

The $12.2 million cumulative effect of accounting change related to a write-off of $14.2 million of in-process research and development, less $2.0 million which had already been amortized in 2002. This charge is described in more detail in Note 3 to our audited financial statements. One significant research project into dendrimer material development was acquired in this transaction. This project was at an early stage of development and it was our intention that further developments would involve combining these materials with other materials which we were developing. At the time of acquisition, these materials had lifetimes (measured at 100 candela per meter squared) of approximately 1,000 hours and we estimated that lifetimes of approximately 100,000 hours would need to be achieved in order for these materials to be suitable for all commercial applications, although some commercial applications would be possible with lower lifetimes. We expected that materials incorporating the acquired technology would require approximately five more years of development work prior to commercialization. The development work requires a team of chemists working on material development, supported by engineers and physicists testing the performance of the developed materials in display devices. As with any acquisition of development stage technology, there is a risk that the acquired technology will not, ultimately, lead to commercial revenues, or that development time will be longer than had been previously estimated, but progress to date has been in line with our expectations. We believe that access to this technology has increased the likelihood that we, in conjunction with our materials licensees, will develop a new generation of high efficiency P-OLED materials. If this work does not lead to projected revenues, our financial results may be adversely impacted. However, other P-OLED materials are being developed using other technological approaches and, therefore, we do not believe that the failure of this work would, in itself, have a material adverse effect on our financial performance or liquidity. Since we acquired this technology, we believe that longer service lifetimes at higher brightnesses will be required for large scale commercial products. Our rate of technical progress has also been faster than expected. Therefore, we continue to believe that we can meet our target of having commercial P-OLED materials, based on the acquired technology, available commercially within the timeframe originally envisaged. Commercialisation of such materials will be through our 50%-owned joint venture, Sumation.

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

In December 2005 we raised $17.5 million, or $16.3 million net of expenses, through a private placement of our stock, which was subsequently registered through a registration statement on Form S-3 which was declared effective in February 2006. Although we have no current plans to raise further cash from equity offerings, on March 9, 2006, our board of directors authorized us to file a registration statement on Form S-3 with the SEC to cover the proposed “shelf” registration of an aggregate of approximately 6.5 million shares of our common stock. The registration statement is expected to cover up to approximately 3.9 million shares that may be issued and sold by us and up to approximately 2.6 million of outstanding shares that may be sold by certain selling stockholders, including some of our affiliates, although the number of shares to be covered by the registration statement, including the allocation of the shares to be sold by us and the selling stockholders, is preliminary and may be changed. We expect to file the registration statement with the SEC by the end of April 2006. Once the registration statement becomes effective, we and the selling stockholders would be able to offer and sell these shares from time to time in response to market conditions or other circumstances. This Annual Report on Form 10-K does not constitute an offer to sell or the solicitation of an offer to purchase any securities.

(in thousands)	2005	2004	2003
Summary Cash Flow
Net loss	$(13,815)	$(34,785)	$(22,777)
Non-cash items	(417)	27,598	11,849
Changes in operating assets and liabilities	(1,531)	1,055	(3,208)

Net cash used in operating activities	$(15,763)	$(6,132)	$(14,136)

Acquisition of fixed and intangible assets, net	$(3,121)	$(2,397)	$(3,633)
Acquisition of equity interests	(2,737)	16	(128)
Disposal of equity interests	9,740	—	12,091

Net cash generated by/(used in) investing activities	$3,882	$(2,381)	$8,330

Cash generated by financing activities	$16,252	$25,005	$4,234

Net increase / (decrease) in cash	$4,371	$16,492	$(1,572)

Cash and equivalents at December 31	$31,263	$26,892	$10,400

Net cash used in operations increased by $9.6 million from $6.1 million in 2004 to $15.8 million in 2005 due to:

•	an increase of $2.9 million due to a lower gross margin in 2005 compared with 2004; even though revenues increased from 2004 to 2005, aggregate gross margins were lower due to the high proportion of revenues in 2005 which related to lower margin products;

•	an increase of $1.8 million due to higher operating expense; reported operating expenses were $0.6 million higher in 2005 than in 2004 but there was, in addition, a $1.2 million decrease in non-cash operating expenses such as stock compensation expense, depreciation, liabilities settled for stock and impairment charges;

•	an increase of $1.8 million due to recognized losses on foreign exchange of $0.8 million in 2005 compared with a gain of $1.0 million in 2004;

•	an increase of $0.9 million due to revaluation of forward exchange contracts which resulted in a net loss of $0.7 million in 2005 compared with a net gain of $0.2 million in 2004;

•	$0.2 million decrease due to higher interest income in 2005 compared with 2004;

•	$0.2 million decrease due to a higher benefit being accrued for income taxes in 2005 compared with 2004; and

•	$2.6 million increase due to changes in operating assets and liabilities, including a decrease in our deferred revenues.

Net cash used in operations in 2004 was less than used in 2003 because we were no longer required to fund Litrex in 2004 and our payables and deferred revenue balances were higher at the end of 2004 than they had been at the end of 2003. Until August 2003, we provided 100% of the funding of Litrex, but after we sold a 50% equity stake to Ulvac, a Japanese company, in August 2003, Ulvac took over primary responsibility for the funding of Litrex.

Net capital expenditures increased from $2.4 million in 2004 to $3.1 million in 2005, having been $3.6 million in 2003. In 2005 we purchased cathode deposition equipment for $1.1 million to develop our top emission technology as well as purchasing additional ink jet printing equipment and in 2003 we incurred expenditures in relation to the relocation and consolidation of our clean room facilities. We believe that these levels of capital expenditure will be representative of future years.

In 2005, we used $2.7 million for the acquisition of equity interests in Add-Vision ($1.1 million) and our 50%-owned joint venture, Sumation ($1.6 million). We received $12.1 million in relation to our disposal of 50% of Litrex in 2003 and an additional $9.7 million in 2005 when we disposed of the final 50%. We expect to receive a further payment of $1.0 million in 2006 when funds currently held in escrow are released. We expect to provide further funding for Sumation during 2006 and 2007 and have committed to providing $8 million if required. The amount of funding required by Sumation will be dependent on the extent to which Sumation is able to fund its activities from sales of P-OLED materials. Sumation funds our research and development activities and we expect to receive more in reimbursements from Sumation than we will pay to Summation to meet our equity funding obligations. Further details of these investments are described in “Our Equity Investments” below.

We expect, based on our internal forecast and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts and revenues) that we have sufficient cash to meet our obligations for at least the next twelve months. We have a line of credit from Lloyds TSB bank that we entered into in July 2004 providing for a maximum amount of $15.0 million, which was not drawn upon at December 31, 2004 and of which $0.5 million may not be borrowed. No drawings were made on this facility in 2005. This line of credit is available for a minimum of one year, renewable for two further years, and is secured by a letter of credit issued by Wells Fargo Bank, which is secured by our patents, trademarks and copyrights and associated license revenues. In addition to certain fixed fees payable regardless of whether or not the facility is utilized and which amount to approximately 3% of the total amount of the facility per year, we will be liable to pay interest and charges of 3.75% above the U.S. dollar London Inter-Bank Offer Rate on any drawing under this facility. Under the terms of this facility, any draw down requires us to certify that we continue to satisfy certain financial covenants: specifically our Consolidated Total Net Worth, as defined, must exceed $75.0 million, and our current assets less current liabilities, but excluding deferred revenue, must not be less than minus $15.0 million. We are currently in compliance with these covenants and the facility is available for us to draw upon. In addition, we are required to report the filing of any new patents, trademarks and copyrights and add those to the existing intellectual property portfolio which has been assigned as security to IPI Financial Services which arranged the letter of credit. We are obligated to maintain the validity of all of our patents and only to license such patents to third parties under terms which are within the parameters of our customary licensing practices or to which IPI Financial Services has provided its consent. We are currently renegotiating more favorable terms for this facility and expect to extend the facility, but if we do not conclude these negotiations on terms acceptable to us we will terminate this facility.

We have no outstanding borrowings under our credit facility and are not currently planning to draw down under this facility.

Comparison of Balance Sheet at December 31, 2005 with December 31, 2004

Major variances on balance sheet lines at December 31, 2005 compared to December 31, 2004 were:

•	an increase in Cash from $26.9 million to $31.3 million due to raising of funds from the sale of Litrex and sale of our securities less cash required for operating activities and acquisition of fixed assets and equity interests;

•	an increase in Accounts receivable from $1.5 million to $2.3 million primarily because a $1 million payment which had been due in December 2005 was not in fact received until January 2006;

•	a decrease in Taxes receivable from $4.0 million to $2.0 million because the 2004 figure included amounts due in relation to 2003 for which payment was delayed due to a review of our tax returns by the United Kingdom tax authorities;

•	a decrease in Prepaid expense and other current assets from $6.9 million to $2.5 million due to the completion of major revenue-generating projects in 2005 for which associated costs had been accounted for on this line at the end of 2004;

•	a reduction in the net value of our Property and equipment from $16.0 million to $13.6 million due to the continued depreciation of our Technology Development Center;

•	a reduction in the value of our Marketable securities from $1.2 million to $0.6 million due to a reduction in the quoted price of the stock concerned. We also moved this line from current to non-current assets during the year due to a change in our intentions with regard to this stock;

•	a reduction in our Investment in affiliates from $2.6 million to $1.9 million because we disposed of our equity stake in Litrex and acquired equity stakes in Add-Vision and Sumation;

•	a reduction in Intangible assets from $4.5 million to $2.9 million due to the continued amortization of those assets;

•	a decrease in Accounts payable and accrued expenses from $8.6 million to $7.9 million as per the detail in Note 7 to our audited financial statements;

•	a decrease in current deferred revenue from $6.9 million to $1.3 million due to the recognition of revenue on a number of large projects in 2005;

•	a decrease in non-current deferred revenue from $0.8 million to zero due to the reclassification of this balance to current deferred revenue since we expect to recognize it in 2006; and

•	a decrease in Deferred proceeds on sale of subsidiary stock from $5.8 million to zero due to the sale of Litrex and recognition of these proceeds in 2005.

Our Equity Investments

In November 2004, we purchased $1.1 million of common stock of MED in conjunction with an initial public offering of MED in the U.K. Following the consummation of MED’s initial public offering on December 1, 2004, a license related payment of $0.9 million became due to us from MED and a further payment of $0.5 million which would have been due in 2005 also became due immediately. Both of these payments have been made to us. As of the consummation of the initial public offering of MED, our equity interest in MED will represent less than 5% of the overall equity capitalization of that company. We reported this asset as a marketable security initially in our current assets, but management has re-evaluated the designation of this investment and determined that it is now a non-current asset because of our closer relationship with MED during 2005, including the provision of consultancy and other services. We have no current intention to sell our equity stake in MED. The stock price is quoted in British pounds and we revalue these securities at the end of each quarter. Any gain or loss due to changes in the stock price and any gain or loss due to changes fluctuations in the US dollar to British pound exchange rate are reported in other comprehensive income. The value of this asset at December 31, 2005 was $0.6 million.

In March 2005, we invested $1.0 million in Add-Vision, a company located in California that researches and develops flexible, low cost, low resolution displays. We also granted Add-Vision a fully paid-up license to our intellectual property in return for additional equity. At December 31, we held a 42% ownership interest in Add-Vision and a 31% voting interest. Add-Vision may require additional funding in the future and we may contribute to such funding. The carrying value of our investment in Add-Vision at December 31, 2005 was $1.1 million. Since we only own preferred stock in Add-Vision and do not own any common stock, we account for this investment using the cost method and evaluate each year whether or not the carrying value should be impaired. On December 31, 2005, we performed an impairment evaluation and determined that, since there had not not been any events or changes in circumstances that might have a significant adverse effect on the fair value of this investment, our carrying value was not impaired.

In November 2005, we invested $1.6 million in our 50%-owned joint venture, Sumation. The other 50% of Sumation is owned by our licensee, Sumitomo Chemical. Sumitomo Chemical had previously purchased the Lumation® P-OLED material business of Dow Chemical and rights to use the acquired intellectual property have been licensed to Sumation, together with intellectual property rights from Sumitomo Chemical and ourselves and access to dedicated research teams at both Sumitomo Chemical and our facilities. We expect to continue providing funding to Sumation in future periods. The carrying value of our investment in Sumation at December 31, 2005 was $0.8 million, which constitutes the amount initially invested less our share of the losses.

Foreign Exchange and Cash Management

During 2004 we entered into a number of forward exchange contracts to sell U. S. dollars and buy British pounds in order to fund our U. K. operating expenses during 2005. We entered into fixed rate contracts for each of the months from January to April 2005 for an aggregate amount of $6.0 million at exchange rates ranging from 1.83 to 1.85. We entered into further contracts for each of the months from May to December with at an exchange rate of no higher than 1.96 and for an aggregate amount of $14.0 million. Under the terms of the later contracts, if the spot exchange rate as each contract matures is higher than 1.96, or the protection rate, we will sell the U. S. dollars at a rate of 1.96. If the spot exchange rate as each contract matures is lower than 1.96 we will sell the half of the contracted U. S. dollars at a rate of 1.96 and half at the spot exchange rate. The purpose of these transactions is to limit the risk of adverse exchange rate fluctuations while retaining some benefit in the event of favorable fluctuations.

In 2005 we entered into further contracts for each of the months January to September 2006 with protection rates of 1.79 and 1.91 and for an aggregate amount of $15.8 million. The contracts outstanding at December 31, 2005, were valued as a liability of $0.5 million.

We may enter into similar transactions in the future. These contracts were not designated as hedging instruments for accounting purposes and, therefore, gains and losses are recognized immediately in earnings during the period.

Our cash investments are held in bank deposits, certificates of deposits, fixed and floating rate notes, investment grade commercial paper and government securities. In February 2006, we outsourced responsibility for managing our cash investments and foreign exchange conversion requirements to Schroder Investment Management Limited, a professional treasury management firm.

Critical Accounting Policies and Significant Developments and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of these statements requires us to make certain estimates and judgments that affect the statement of operations, balance sheet, cash flow or disclosures relating to contingent assets or liabilities. Our actual results might, under different assumptions and conditions, differ from our estimates. Significant estimates include the valuation of our IP, lives of our long-lived assets and estimates related to the delivery of know-how and services under technology services contracts. The following is a discussion of our most critical policies as well as the estimates and judgments involved.

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

Revenue for the provision of technology development services is recognized as those services are delivered and revenue for transfers of know-how once the corresponding documentation or electronic records have been delivered. We enter into a number of Technology Services and Development contracts which involve multiple elements including (i) provision of services, (ii) the transfer of know-how or (iii) the supply of equipment or polymer inks. We recognize revenue on a straight line basis over the duration of arrangements that involve the delivery of multiple elements where no individual element qualifies as a separate unit of accounting. In the event that delivery of all elements is not completed over the projected duration our revenues could be impacted. Under equipment supply contracts, we seek written confirmation of acceptance by the customer and recognize revenue after such acceptance has been received, any final payment has been invoiced and collectibility is reasonably assured.

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

Basis of Presentation

Until November 2005, we had a 50% equity interest in a related party, Litrex, a developer and supplier of ink jet printing equipment which can be used in the manufacture of P-OLED displays. Litrex was a subsidiary of our company from November 2001 until August 2003, and was consolidated into our financial statements between those dates. In August 2003, we sold 50% of our interest in Litrex to Ulvac. Since August 2003, 50% of the net losses of Litrex have been reported by us using the equity method. We sold our remaining 50% equity stake in Litrex to Ulvac in November 2005.

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

Subsequent to our original agreement with Opsys in October 2002, certain disputes arose between Opsys and ourselves which were settled by a Settlement and Amendment Agreement, pursuant to which we acquired 100% of the shares of Opsys Limited in December 2004 by the issuance of 797,695 shares of our common stock. At the time of this acquisition, Opsys had liabilities of $1.6 million which we assumed. 19,736 shares of our common stock were issued to two former directors of Opsys in settlement of $0.2 million of these liabilities. Most of the remaining $1.4 million of these liabilities were paid by us in cash during 2005. The amended and restated Settlement and Amendment Agreement provides for an escrow of approximately 53% of the shares issuable to the Opsys shareholders against certain contingent liabilities and the possibility that other liabilities will emerge. Pursuant to the escrow arrangements, this escrow was reduced to approximately 25% in December 2005.

In the aggregate, 817,431 shares of our common stock were issued to the shareholders of Opsys and to the escrow agent in December 2004 in conjunction with the Opsys transaction described above. Based on the initial public offering price of $12.00 per share, the value of that stock was $9.8 million which was $7.2 million less than the amount recorded upon the initial consolidation of CDT Oxford in January 2004. Accordingly, goodwill and equity were reduced by this amount.

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

Valuation of Goodwill

Goodwill is included in the balance sheet as a result of our acquisition of the U.K. members of the CDT group in 1999 and the consolidation of CDT Oxford in 2004. We perform an annual impairment test on the value of goodwill at December 31 and, to date, have concluded that no impairment is required. For the purposes of this impairment test we have concluded that the CDT group is one reporting unit. This impairment test includes an element of subjective judgment with regard to the future commercial prospects for P-OLED technology.

Valuation of Intangible Assets

We have not impaired the value of certain in-licensed IP, which is valued (net of accumulated amortization) at $0.8 million as of December 31, 2005 and is being amortized at a rate of $0.25 million per quarter. The licensor has advised us that the license of this IP has terminated, on grounds which we believe are not well founded. The licensor has been in negotiation with us with a view to resolving this dispute in such a way that we would retain our rights to the intellectual property. We believe that this dispute will be resolved satisfactorily without recourse to legal action. In the event that these discussions are not successful, we could incur material legal costs in protecting this license. In the event that the license is not reinstated we will write-off this asset. We have licensed this technology to one licensee and may be liable for damages in the event that this license is not reinstated.

However, although we believe that there is some potential to license this intellectual property, we do not believe that it is a critical component of our portfolio and the loss of this license will not have a material impact on our future financial performance.

Stock-Based Compensation

As explained in Note 2 to our consolidated financial statements, we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock options through December 31, 2005. Accordingly, other than certain grants at less than fair value, we have recognized no compensation expense with respect to options granted to employees. We account for options and warrants issued to non-employees based on the fair value of the options and warrants granted, as is required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and EITF 96-18.

Effective January 1, 2006, we will adopt the SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS123 and supercedes APB 25, and will record compensation expense with respect to unvested stock options using the modified prospective method. We intend to continue using the Black-Scholes model to calculate the fair value of stock option awards. Prior to December 2004, we issued some options which could only vest if a specified rate of return was made by our largest shareholders but, since December 2004, no such conditions have applied to any of our stock option awards. We will use similar assumptions to those we have used previously when applying this model with the exception that, instead of basing our volatility assumption solely on the historic volatility of stocks comparable to ours, we will use historic volatility of comparable stocks and, in due course, our own stock as a guide and will additionally consult with a professional advisor to assist us in making a reasonable determination of expected future volatility.

We have made no modifications to the terms of any stock option awards prior to the adoption of SFAS 123R. We will continue to calculate vesting using the straight line method over the requisite service period. Compensation expense related to stock options, based on amounts in our pro forma disclosures in Note 2 of our financial statements, was approximately $0.5 million in 2005 and $0.6 million in 2004. We expect compensation expense in related to stock options to be higher in 2006 future years unless the volatility of our stock falls significantly.

In adopting SFAS 123R we will take account of projected future stock option and restricted stock unit forfeitures when calculating stock option compensation expense which was not included in determining the pro forma expense discussed above.

SFAS 123R will also apply to restricted stock units issued pursuant to our special bonus plan which is described below. We have charged the fair value of these units to compensation expense over their vesting period and do not expect the application of SFAS 123R to have a material impact on the expense recorded in relation to these restricted stock units in future periods but there may be a cumulative effect due to estimated forfeitures.

We do not expect the cumulative effect of accounting change with respect to the adoption of SFAS 123R to be significant.

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

Approximately 85% of the awards made under this plan will be subject to U.K. employer’s national insurance tax, which is currently 12.8% of the value of the awards and which would be payable by us based on the market value of the stock on the date it becomes available for sale. The award to our chief executive officer, representing 35% of the bonus pool, or 420,000 restricted stock units with a value of $5.0 million at the initial public offering price of $12.00 per share, will vest whether or not he remains employed by us unless he is terminated for cause (as defined in his employment agreement), his employment agreement is not extended for cause or if he terminates his employment in circumstances that justify termination for cause. The value of this award, plus the U.K. employer’s national insurance tax of 12.8% payable by us, was expensed upon the consummation of our initial public offering. The remaining 65% of the bonus pool is being expensed over the three-year vesting period. The accrued charge for the U.K. employer’s national insurance tax will depend on the market price of our common stock when it is delivered and will be subject to variability upon fluctuations in our stock price until such time as all shares of our common stock have been delivered to recipients of awards under this plan. The U. K. National Insurance will have to be paid at the time the stock is issued to the award holders.

The table below shows the actual and expected expense amounts in relation to these restricted stock units, assuming that the accelerated vesting condition described above does not apply:

Period	Expense Charge based on $12 per share IPO price (1)		U.K. National Insurance Accrual based on 12.8% of 85% of the RSUs (2)
	(in thousands)		(in thousands)
Q4 2004	$5,134		$623
Q1 2005	768		(107)
Q2 2005	770		29
Q3 2005	765		(30)
Q4 2005	784		165
Q1 2006 to Q3 2007	5,397	(3)	378 (4)
Q4 2007	686		48

Total	$14,304		$1,106

(1)	Fixed accounting treatment applies for the charge related to the restricted stock units—this charge will not vary with share price movements.
(2)	The accrual for U. K. National Insurance will be recalculated at the end of each quarter based on the closing price of our stock on the last day of each quarter. Figures for future periods in this column are based on the closing price on December 31, 2005 of $ 8.50. If the price appreciates, future charges will be commensurately higher and vice versa.
(3)	$771 per quarter.
(4)	$54 per quarter.

We may issue additional stock options or restricted stock units in future periods.

Equity Investments

In November 2005 we acquired a 50% equity interest in Sumation, a developer and supplier of P-OLED materials in solid and ink form. We account for this investment using the equity method.

We have an equity investments in our related party, Arborescent 2 Limited, of 40% of the outstanding equity. It is accounted for by the equity method and is loss making. We report a percentage of the losses using the equity method. Since our share of the losses now exceeds the carrying value of this investment, we no longer report further losses.

We held a 50% equity investment in Litrex Corporation until November 4, 2005, and accounted for this investment by the equity method until that date.

We hold a 42% ownership interest and have 31% voting rights in Add-Vision due to our ownership of its preferred stock. We do not own any common stock of Add Vision and, therefore, account for this investment by the cost method and annually review the value of the investment for possible impairment.

We have investments of less than 5% of the issued share capital of Plastic Logic Limited and MED. Plastic Logic is an early stage private company and we do not attribute any value to this investment, which was acquired pursuant to a cross license agreement between Plastic Logic and ourselves. MED is a publicly listed company and we value our investment at market value as a non-current marketable security.

Research and Development Re-imbursement

Since November 2005, a significant proportion of our research and development effort is being funded by our 50%-owned joint venture, Sumation, pursuant to a contract research agreement. We do not record income from this agreement as revenue because (i) Sumation is a related party and (ii) this funding is provided as a re-imbursement of actual costs incurred rather than as a fixed fee for meeting contractual commitments. We net the value of of this re-imbursement off our operating expenses, except for the 5% mark-up on actual expenditures which is netted off in the statement of operations line “Equity in loss of affiliates”.

Income Taxes

We are liable for franchise taxes to Delaware, our state of incorporation. Such taxes have been included in the provision for income taxes for the years ended December 31, 2005, 2004 and 2003. For the years ended December 31, 2005, 2004 and 2003, we recorded a tax benefit primarily due to a research and development tax credit. Our U.K. subsidiaries are eligible to participate in the U.K.’s research and development tax credit program. Under this program, small and medium sized enterprises, such as us, are permitted a deduction in taxable profits of 150% of the amount of certain research and development expenditures (primarily salaries, salary related costs and consumables used in research and development activities). This deduction may be surrendered for a cash payment of 16% of the total deduction for those years during which we sustain a loss. Cambridge Display Technology Limited, our principal operating subsidiary, and CDT Oxford have both claimed such cash payments for the years ended December 31, 2004, 2003 and 2002 and accrued for the claim to be made with respect to the year ended December 31, 2005 which will be made in 2006. If our revenues increase such that we no longer satisfy the criteria to be considered a small to medium sized enterprise (including, for example, annual revenues not exceeding 40.0 million Euro), we will no longer be eligible to claim any cash payments for future periods and our permitted deduction will be reduced to 125% of qualifying research and development expenditures.

The tax benefit we show for 2005 is based on our estimate of what our tax return will show—it is possible that the actual figures will differ once the final calculations have been made.

Our deferred tax assets are comprised primarily of net operating loss carryforwards. At December 31, 2005, we had net operating loss carryforwards of approximately $82 million. These loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. We have calculated the value of our deferred tax asset as $27.6 million at December 31, 2005 but, due to a lack of a history of generating taxable income, we recorded a valuation allowance equal to 100% of this amount.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements other than those that are discussed under “Contractual Obligations”.

Contractual Obligations

As of December 31, 2005, we had the following contractual commitments, some of which are not recorded as liabilities on our financial statements:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	> 5 years
Operating leases	$4,936	$617	$1,234	$1,234	$1,851
Contracted capital expenditures	69	69	—	—	—
Sponsored research	2,148	662	1,062	424	—
Pension liability	500	—	—	500	—

Total	$7,653	$1,348	$2,296	$2,158	$1,851

We have a number of contractual commitments to provide services, perform research or transfer know-how. In most cases, we receive revenue which, at least, covers our costs of fulfilling our obligations under those contracts and, except as detailed below, as of December 31, 2005, none had a term which extended beyond the end of 2006.

Under the terms of a contract between Sumitomo Chemical and us, we are obligated to fund our 50%-owned joint venture, Sumation. Our funding obligation for 2006 and 2007 is up to $8 million. Under the terms of a contract research arrangement with Sumation we are required to provide the equivalent of approximately 35 full service scientists and engineers to work on a development project, plus device fabrication and testing services at our technology development centre, for an initial two-year period which will end in March 2007. Costs related to this contract have not been included in the table above.

Under the terms of a contract between Merck OLED and us, we are obligated to provide the equivalent of 10 full service scientists and engineers to work on research and development projects related to P-OLED materials until December 2006. We receive royalties from Merck OLED based on revenues from all of Merck OLED’s sales of P-OLED materials, whether or not those materials were developed by our project team. Through the end of 2005, the royalties received from Merck OLED were less than our costs of funding the project team. Since royalties will continue to be payable after the obligation to provide research services has concluded, we expect that the contract will be profitable. Accordingly, we have not provided for a loss on this contract and have not included the costs in the above table. We are currently renegotiating the terms of this contract.

Litrex led a consortium which is developing ink jet printing technology under a project which is funded by the U.S. government. Up until August 2003, when we sold 50% of our equity interest in Litrex, $1.5 million had been received by Litrex in grant funding for that project, of which $1.0 million was passed on to other consortium members. Under the terms of this arrangement, should Litrex be sold to a non-U.S. company, previously received grant income may have to be reimbursed. We sold our remaining 50% equity interest in Litrex in November 2005 to a non-U.S. company. In the event that Litrex had been obligated to repay any or all of the $1.5 million, we had agreed that we would reimburse the amount which had to be repaid. We have accrued $0.1 million with respect to this liability and, in February 2006, Litrex came to an agreement whereby no reimbursement will be required. We have paid Litrex $0.1 million as a contribution to their costs associated with this agreement.

We believe that we will have sufficient resources to meet these commitments from our existing capital resources and future revenues.

In December 2005, we entered into stock purchase agreements with a number of investors. Pursuant to these agreements, we were obligated to file a registration statement with the SEC and use our best efforts to have that registration statement declared effective within prescribed deadlines. Failure to meet these obligations would have made us liable for penalty payments of up to 1% of the value of the stock purchased each month. We filed the required registration statement in January 2006 and it was declared effective in February 2006. We did not accrue any liability with respect to this arrangement in our balance sheet at December 31, 2005.

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

On November 28, 2005, we requested Ernst & Young LLP, or E&Y, to consider a proposal that E&Y change the office from which it issues its annual audit opinion with respect to our audited financial statements from its New York, United States office to its Cambridge, United Kingdom office. We made this proposal based on our belief that it would be more efficient and cost-effective to have our auditors in the United Kingdom, rather than in the United States, because our operations are principally conducted in the United Kingdom. On November 28, 2005, the audit committee of our board of directors accepted and approved the change of office, commencing immediately and on November 29, 2005 this decision was ratified by our full board of directors.

E&Y’s United Kindgom office is operated under the name Ernst & Young, LLP and it has issued an audit opinion with respect to our audited financial statements for the fiscal year ending December 31, 2005 and will continue to do so for as long as it remains our auditor. Prior to this change in the audit opinion issuing office, E&Y UK performed a substantial portion of the auditing procedures on our operations, but the audit opinion had been issued out of E&Y’s New York office.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities.

(b) Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The information required by this Item regarding our directors and executive officers is incorporated by reference to the information under the captions “Election of Directors” and “Information About Directors and Executive Officers” in our definitive proxy statement that we will file pursuant to Regulation 14A under the Exchange Act in connection with the 2006 annual meeting of our stockholders (the “Proxy Statement”).

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

The information required by this item is incorporated by reference from the information under the captions “Election of Directors—Compensation of Directors” and “Executive Compensation” and “Election of Directors—Compensation of Directors” contained in the Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The Financial Statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements on page F-1.

(2) Financial Statements Schedules. Schedules have been omitted because they are not applicable or required, or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits. See Item 15(b) below.

(b) Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. The Registrant shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copires) upon request.

Exhibit Number	Description of Document
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.1	Letter Agreement, dated July 27, 1999, between Cambridge Display Technology Limited and Kelso & Company, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.2	Letter Agreement, dated July 27, 1999, between Cambridge Display Technology Limited and Hillman Capital Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.3	Transaction Agreement, dated October 23, 2002, among CDT Acquisition Corp., Cambridge Display Technology Limited, Opsys Limited, Opsys UK Limited, the Warrantors, Opsys US Corporation and Opsys 2 Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.4	Agreement for the Sale and Purchase of Part of the Business of Opsys Limited, dated October 24, 2002, between Opsys UK Limited and Opsys Limited (incorporated by reference to Exhibit 10.4 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.5	Add-Vision Inc. Series B and Series C Preferred Stock Purchase Agreement, dated March 3, 2005, among Add-Vision, Inc. and Cambridge Display Technology Limited (incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.6	Share Purchase Agreement, dated August 15, 2003, among CDT Acquisition Corp., Ulvac, Inc., Litrex Corporation and Cambridge Display Technology Limited (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.6.1	Second Sale and Purchase Agreement, dated November 4, 2005, among the Registrant, Ulvac, Inc., Litrex Corporation and Cambridge Display Technology Limited (incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.7	Joint Venture Agreement, dated August 15, 2003, among CDT Acquisition Corp., Ulvac, Inc., Litrex Corporation and Cambridge Display Technology Ltd. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

Exhibit Number	Description of Document

10.8	Loan Facility Letter, dated July 1, 2004, between Cambridge Display Technology Limited and Lloyds Bank PLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.9	Reimbursement Agreement, dated July 1, 2004, between Cambridge Display Technology Limited and IPIFS Guarantee Corp. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.10	Security Agreement, dated July 1, 2004, among Cambridge Display Technology Limited, CDT Oxford Limited and IPIFS Guarantee Corp. (incorporated by reference to Exhibit 10.10 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.11	Amended and Restated Registration Rights Agreement, dated December 22, 2004, among the Registrant, Kelso Investment Associates VI, L.P., KEP VI, LLC, Hillman Capital Corporation, Hillman CDT LLC, Hillman CDT 2000 LLC and certain employees minority stockholders of the Registrant and its subsidiaries (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.12	License Agreement, dated August 1, 1996, between Cambridge Display Technology, Ltd. and Philips Electronics N.V. (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.13	Cross License Agreement, dated November 25, 1999, between Cambridge Display Technology Limited and Seiko Epson Corporation (incorporated by reference to Exhibit 10.13 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.14	Side Letter, dated January 24, 2000, between Cambridge Display Technology Ltd. and Seiko Epson Corporation regarding the Cross License Agreement dated November 25, 1999 (incorporated by reference to Exhibit 10.14 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.14.1	Addendum Agreement, dated November 16, 2004, between Cambridge Display Technology Limited and Seiko Epson Corporation regarding the Cross License Agreement, dated November 25, 1999 (incorporated by reference to Exhibit 10.14.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.15	The New LEP Technology Agreement, dated January 1, 2001, between Cambridge Display Technology Limited and the University of Cambridge (incorporated by reference to Exhibit 10.15 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.16	Patent License, dated April 27, 2001, between Cambridge Display Technology Limited and OSRAM Opto Semiconductors GmbH & Co. OHG (incorporated by reference to Exhibit 10.16 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.17	License Agreement, dated August 13, 2001, between Cambridge Display Technology Limited and Sumitomo Chemical Co., Ltd. (incorporated by reference to Exhibit 10.17 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.17.1†	Side Letter, dated November 14, 2005, to License Agreement, dated August 13, 2001, between Cambridge Display Technology Limited and Sumitomo Chemical Co., Ltd.

10.18	Patent License of Displays and Display Illumination, dated October 16, 2001, between Cambridge Display Technology Limited, E.I. DuPont de Nemours and Company and Uniax Corporation (incorporated by reference to Exhibit 10.18 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

Exhibit Number	Description of Document

10.18.1	Materials Intellectual Property Agreement, dated November 13, 2001, between Cambridge Display Technology Limited and The Dow Chemical Company (incorporated by reference to Exhibit 10.18.1 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.18.2†	Side Letter, dated November 14, 2005, to Materials Intellectual Property Agreement, dated November 13, 2001, between Cambridge Display Technology Limited and The Dow Chemical Company
10.19	Patent and Know-How License, dated December 14, 2001, between Cambridge Display Technology Limited and Covion Organic Semiconductors GmbH (incorporated by reference to Exhibit 10.19 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.20	Contract Research Agreement, dated December 14, 2001, between CDT International Limited and Covion Organic Semiconductors GmbH (incorporated by reference to Exhibit 10.20 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.21	License of Technology, dated January 21, 2002, between Opsys Limited (novated to CDT Oxford Limited by a Novation and Variation Agreement, dated October 22, 2002), University of Oxford, Isis Innovation Limited and University of St. Andrews (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.23	Patent and Co-Ownership Agreement, dated July 5, 2004, between CDT Oxford Limited and Isis Innovation Limited, The Chancellor, Masters and Scholars of the University of Oxford and the University Court of St. Andrews (incorporated by reference to Exhibit 10.23 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.24	Lease, dated March 29, 2001, between Scottish Widows PLC and Cambridge Display Technology Limited, of commercial premises at Unit 8 Cardinal Distribution Park, Godmanchester, Cambridge, England (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.25	Lease, dated March 29, 2001, between Scottish Widows PLC and Cambridge Display Technology Limited, of commercial premises at Unit 11 Cardinal Distribution Park, Godmanchester, Cambridge, England (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.26	Lease, dated March 29, 2001, between Scottish Widows PLC and Cambridge Display Technology Limited, of commercial premises at Unit 12 Cardinal Distribution Park, Godmanchester, Cambridge, England (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.27	Lease, dated June 11, 2004, between CGNU Life Assurance Limited and Cambridge Display Technology Limited, of commercial premises at 2020 Cambourne Business Park, Cambridge, England (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.28	Lease, dated June 27, 2000, between the University of Cambridge and Cambridge Display Technology Limited, of commercial premises at Greenwich House, Madingley Rise, Madingley Road, Cambridge, England (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.29(1)	Employment agreement with Dr. Fyfe, dated as of August 12, 2002 (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

Exhibit Number	Description of Document

10.29.1(1)	Amendment to employment agreement with Dr. Fyfe, dated as of August 31, 2004 (incorporated by reference to Exhibit 10.29.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.30(1)	Overseas benefit agreement with Dr. Fyfe, dated as of August 12, 2002 (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.31(1)	Employment agreement with Mr. Chandler, dated February 18, 2003 (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))
10.32(1)	Employment agreement with Dr. Brown, dated March 28, 2002 (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.33(1)	Amendment to employment agreement with Dr. Brown, dated October 20, 2003 (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.33.1(1)	Assignment Letter to Dr. Brown, dated August 23, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 1, 2005)

10.34(1)	Employment agreement with Mr. Abrams, dated September 14, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 28, 2005)

10.35(1)	Employment agreement with Dr. Burroughes, dated July 1, 2004 (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.36(1)	Employment agreement with Dr. Cha, dated June 18, 2002 (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.36.1(1)	Assignment Letter to SB Cha, dated January 20, 2006 (incorporated by reference to Exhibit 10.52 to the Registrant’s Current Report on Form 8-K filed February 7, 2006)

10.37(1)	CDT Acquisition Corp. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.38(1)	Amendment to the CDT Acquisition Corp. Stock Incentive Plan, dated as of March 15, 2002 (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.39(1)	Amendment to the CDT Acquisition Corp. Stock Incentive Plan, dated as of October 17, 2002 (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.40(1)	Cambridge Display Technology, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.40 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.40.1(1)	Cambridge Display Technology, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.40.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.40.2(1)	Cambridge Display Technology, Inc. 2004 Stock Incentive Plan Stock Option Agreement for the Grant of Inland Revenue Approved Options in the UK (incorporated by reference to Exhibit 10.40.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.40.3(1)	Cambridge Display Technology, Inc. 2004 Stock Incentive Plan Stock Option Agreement for the Grant of Unapproved Options in the UK (incorporated by reference to Exhibit 10.40.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

Exhibit Number	Description of Document

10.41(1)	Cambridge Display Technology, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.42(1)	Cambridge Display Technology, Inc. Special Bonus Plan (incorporated by reference to Exhibit 10.42.1 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2005)

10.42.1(1)	Special Bonus Plan Award Agreement with Dr. Fyfe, dated December 10, 2004 (incorporated by reference to Exhibit 10.42.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.43(1)	CDT Acquisition Corp. Nonqualified Stock Option Agreement between CDT Acquisition Corp. and the Employee (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))
10.44	Agreement among the Registrant, Kelso Investment Associates VI, L.P., KEP VI, LLC, Hillman Capital Corporation, Hillman CDT LLC and Hillman CDT 2000 LLC relating to certain distributions (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.45	Amended and Restated Settlement and Amendment Agreement, dated as of December 14, 2004, among the Registrant, Cambridge Display Technology Limited, Opsys Limited, CDT Oxford Limited, Alexis Zervoglos, Michael Holmes, Opsys US Corporation, Opsys 2 Corporation and Opsys Management Limited (incorporated by reference to Exhibit 10.45 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.46	Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.47 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.47	Agreement, dated November 3, 2005, among the Registrant and Koninklijke Philips Electronics N.V. (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.48†	Joint Venture Agreement, dated November 9, 2005, between Cambridge Display Technology Limited and Sumitomo Chemical Company, Limited

10.49	Securities Purchase Agreement, dated December 20, 2005, between the Registrant and each of the Investors listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 27, 2005)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, Cambridge, United Kingdom

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, New York, United States.

23.3	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Powers of Attorney (see page 63 of this Form 10-K)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1(2)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2(2)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	Indicates a management contract or compensatory plan or arrangement.
(2)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the material contained in Exhibit 32.1 and Exhibit 32.2 is “furnished” and not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Registrant specifically incorporates it by reference.
†	Confidential treatment has been requested with respect to certain portions of these agreements.

(c) Financial Statements Schedules. Schedules have been omitted because they are not applicable or required, or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

By:	/s/ DAVID FYFE
DAVID FYFE
Chief Executive Officer

Date: March 13, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Fyfe, Daniel Abrams and Stephen Chandler and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID FYFE David Fyfe	Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2006

/s/ DANIEL ABRAMS Daniel Abrams	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2006

/s/ MALCOLM THOMPSON Malcolm Thompson	Director	March 13, 2006

/s/ FRANK BYNUM Frank Bynum	Director	March 13, 2006

/s/ JAMES SANDRY James Sandry	Director	March 13, 2006

/s/ JOSEPH CARR Joseph Carr	Director	March 13, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Cambridge Display Technology, Inc.

We have audited the accompanying consolidated balance sheet of Cambridge Display Technology, Inc. as of December 31, 2005 and the related consolidated statement of operations, changes in common shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambridge Display Technology, Inc. at December 31, 2005 and the consolidated results of its operations and its cash flows for the year then ended in conformity with U. S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Cambridge, England

March 13, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Cambridge Display Technology, Inc.

We have audited the accompanying consolidated balance sheet of Cambridge Display Technology, Inc. as of December 31, 2004 and the related consolidated statements of operations, changes in common shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the 2003 financial statements of Litrex Corporation, a 50% joint venture, which statements reflected total assets constituting 4.4% as of December 31, 2003, and total revenues constituted 24% for the year then ended, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, in so far as it relates to the amounts included for Litrex Corporation is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambridge Display Technology, Inc. at December 31, 2004 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with U. S. generally accepted accounting principles.

As further discussed in footnote 3, the Company adopted, effective January 1, 2004, FASB Interpretation 46(R) “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”.

/s/    ERNST & YOUNG LLP

New York, NY

March 7, 2005

Cambridge Display Technology, Inc.

Consolidated Balance Sheets

	December 31,
	2005	2004
	(in thousands, except for share information)
ASSETS
Current assets:
Cash and cash equivalents	$31,263	$26,892
Inventory	32	—
Marketable securities	—	1,151
Accounts receivable, net	2,266	1,458
Due from affiliates	—	107
Taxes receivable	2,045	3,984
Prepaid expenses and other current assets	2,473	6,903

Total current assets	38,079	40,495

Property, equipment and leasehold improvements, net	13,593	15,995
Investments in affiliates	1,899	2,574
Marketable securities	633	—
Goodwill	65,612	65,612
Other intangible assets, net	2,897	4,477

Total assets	$122,713	$129,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,910	$8,604
Deferred revenue	1,290	6,936
Due to affiliate	52	109
Taxes payable	6	—

Total current liabilities	9,258	15,649
Deferred revenue	—	800
Deferred proceeds on sale of subsidiary stock	—	5,785
Other liabilities	567	480

Commitments and contingencies (Note 13)	—	—

Common shareholders’ equity:
Preferred stock, voting $0.01 par value, 46,667 authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,674,703 issued, 21,483,205 outstanding	215	195
Additional paid-in capital	287,514	273,079
Deferred compensation	(6,082)	(9,266)
Common stock subscribed	—	(3,163)
Accumulated other comprehensive loss	(1,052)	(514)
Accumulated deficit	(167,707)	(153,892)

Total common shareholders’ equity	112,888	106,439

Total liabilities and shareholders’ equity	$122,713	$129,153

See accompanying notes.

Cambridge Display Technology, Inc.

Consolidated Statements of Operations

	Year ended December 31
	2005	2004	2003
	(in thousands, except per share amount)
Operating revenues:
License fees and royalties	$3,285	$6,791	$4,314
Other license related	—	900	—
Technology services and development	7,478	4,982	3,758
Litrex revenue	—	—	2,608
Equipment and supplies	7,330	613	—

Total operating revenues	18,093	13,286	10,680

Cost of sales:
License fees and royalties	47	186	245
Other license related	—	9	—
Technology services and development	3,798	1,481	109
Litrex revenue	—	—	1,173
Equipment and supplies	5,880	318	—

Total cost of sales	9,725	1,994	1,527

Gross profit	8,368	11,292	9,153

Operating expenses:
Research and development expenses	16,129	14,181	16,841
Selling, general and administrative expenses	17,426	18,751	12,769
Amortization of intangibles acquired	1,580	1,580	1,625

Total operating expenses	35,135	34,512	31,235

Loss from operations	(26,767)	(23,220)	(22,082)

Other income/(expense):
Equity in loss of affiliates	(3,802)	(2,546)	(3,639)
Foreign currency transaction (loss) / gain	(790)	1,045	1,603
Gain on sale of Litrex	15,935	—	—
Other (expense)/income	(721)	210	—
Interest income	497	347	415
Interest expense	—	(36)	(6)

Total other income / (expense)	11,119	(980)	(1,627)

Loss before benefit for income taxes	(15,648)	(24,200)	(23,709)
Benefit for income taxes	(1,833)	(1,615)	(932)

Loss before cumulative effect of accounting change	(13,815)	(22,585)	(22,777)
Cumulative effect of accounting change	—	(12,200)	—

Net loss	(13,815)	(34,785)	(22,777)
Accretion of preferred stock	—	(38,766)	(6,771)

Net loss attributable to common shareholders	$(13,815)	$(73,551)	$(29,548)

Net loss per common share attributable to common shareholders before cumulative effect of accounting change, basic and diluted	$(0.71)	$(6.17)	$(3.04)
Net loss per common share due to cumulative effect of accounting change, basic and diluted	—	$(1.23)	—

Net loss per common share attributable to common shareholders, basic and diluted	$(0.71)	$(7.40)	$(3.04)

Weighted average number of common shares outstanding, basic and diluted	19,543	9,944	9,705

See accompanying notes.

Cambridge Display Technology, Inc.

Consolidated Statements of Changes in Common Shareholders’ Equity

	Common Stock Class A & B Outstanding		Additional Paid-in Capital	Deferred Compensation	Common Stock Subscribed	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
	(in thousands)
Balances at December 31, 2002	9,771	$98	$194,241	$(20)	$(3,163)	$(506)	$(96,330)	$94,320
Issuance of common stock	—	—	6	—	—	—	—	6
Conversion of common into preferred stock	(79)	(1)	(2,186)	—	—	—	—	(2,187)
Stock options granted	—	—	158	—	—	—	—	158
Amortization of deferred compensation	—	—	—	19	—	—	—	19
Accretion of liquidation preference	—	—	(6,771)	—	—	—	—	(6,771)
Net loss and comprehensive loss	—	—	—	—	—	—	(22,777)	(22,777)

Balances at December 31, 2003	9,692	97	185,448	(1)	(3,163)	(506)	(119,107)	62,768
Issuance of common stock in IPO	2,500	25	24,980	—	—	—	—	25,005
issued in exchange for Opsys stock	817	8	9,801	—	—	—	—	9,809
Accretion of liquidation preference	—	—	(38,766)	—	—	—	—	(38,766)
Special bonus plan awards	—	—	14,400	(14,400)	—	—	—	—
Conversion of Series A and Series B preferred stock into common stock	6,476	65	77,188	—	—	—	—	77,253
Stock options granted	—	—	28	—	—	—	—	28
Amortization of deferred compensation	—	—	—	1	—	—	—	1
Amortization of special bonus plan	—	—	—	5,134	—	—	—	5,134
Net loss	—	—	—	—	—	—	(34,785)	(34,785)

Other comprehensive loss:
Unrealized loss on available for sale securities	—	—	—	—	—	(8)	—	(8)

Balances at December 31, 2004	19,485	195	273,079	(9,266)	(3,163)	(514)	(153,892)	106,439
Issuance of common stock	2,189	22	16,181	—	—	—	—	16,203
Cancellation of common stock secured against unpaid promissory note	(177)	(2)	(1,526)	—	3,163	—	—	1,635
Cancellation of common stock, other	(14)	—	(122)	—	—	—	—	(122)
Amortisation of special bonus plan	—	—	(98)	3,184	—	—	—	3,086
Net loss	—	—	—	—	—	—	(13,815)	(13,815)

Other comprehensive loss:
Unrealized loss on available for sale securities	—	—	—	—	—	(518)	—	(518)
Currency translation adjustment	—	—	—	—	—	(20)	—	(20)

Balances at December 31, 2005	21,483	215	287,514	(6,082)	—	(1,052)	(167,707)	112,888

See accompanying notes.

Cambridge Display Technology, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31
	2005	2004	2003
	(in thousands)
Operating activities
Net loss	$(13,815)	$(34,785)	$(22,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	5,544	6,007	6,334
(Gain) / loss on sale of property, equipment and leasehold improvements	(21)	132	74
Gain on sale of Litrex	(15,935)	—
Amortization of intangible assets	1,580	1,580	1,625
Impairment of promissory notes	1,635	—	—
Non-cash income and expense	(108)	(30)	—
Acquired in process R & D	—	12,200	—
Amortization of deferred compensation	3,086	5,135	19
Equity in loss of affiliates	3,802	2,546	3,639
Stock options granted	—	28	158
Changes in operating assets and liabilities:
Accounts and tax receivable	1,131	(1,651)	(2,229)
Due from affiliates	50	21	(2,302)
Inventory	(32)	—	(511)
Prepaid expenses and other current assets	4,430	(3,979)	110
Accounts and tax payable and accrued expenses	(688)	2,399	(1,238)
Deferred revenue	(6,446)	4,014	2,579
Other current and non-current liabilities	24	251	383

Net cash used in operating activities	(15,763)	(6,132)	(14,136)
Investing activities
Acquisition of property, equipment and leasehold improvements	(3,153)	(2,410)	(3,601)
Disposal of property, equipment and leasehold improvements	32	13	68
Acquisition of other intangible assets	—	—	(100)
Costs related to acquisition of CDT Oxford	—	(334)	—
Disposal of business	9,740		12,091
Investment in affiliates	(2,737)	(85)	(128)
Investment in marketable securities	—	(1,129)	—
Cash of consolidated entity—CDT Oxford	—	1,564	—

Net cash generated by/(used in) investing activities	3,882	(2,381)	8,330
Financing activities
Change in restricted cash	—	—	127
Repayment of loan payable	—	—	(127)
Issuance of common stock	16,252	25,005	6
Issuance of redeemable convertible preferred stock	—	—	4,228

Net cash generated by financing activities	16,252	25,005	4,234

Net increase/(decrease) in cash	4,371	16,492	(1,572)
Cash and cash equivalents—beginning of period	26,892	10,400	11,972

Cash and cash equivalents—end of period	$31,263	$26,892	$10,400

Supplemental disclosures of cash flow information
Interest (paid)/refunded	—	$(36)	$6
Taxes (paid)/refunded	$(176)	18	—

See accompanying notes.

Cambridge Display Technology, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Description of Business

Cambridge Display Technology, Inc. (the “Company”), a U.S. based corporation, incorporated in the state of Delaware, was formed in 1999 under the name CDT Acquisition Corp. by investment funds managed by Kelso & Company (“Kelso”) and Hillman Capital Corporation (“Hillman”), to acquire all of the common stock of CDT Holdings Plc (“Holdings”, a company organized under the laws of the United Kingdom) (the “acquisition”). Holdings, in turn, is the parent of Cambridge Display Technology Limited (“Limited”) and CDT Licensing Limited (“Licensing”), both United Kingdom companies. This acquisition was accounted for as a purchase. Holdings, Limited and Licensing are hereinafter collectively referred to as the “U.K. Subsidiaries”.

In 2001, the Company acquired a controlling (86%) interest in Litrex Corporation (“Litrex”, a California based company). In 2002, the Company acquired the remaining 14% ownership in Litrex. In August 2003, a 50% interest in Litrex was sold, as described in Note 3. In November 2005, the Company sold the remaining 50% interest, as also described in Note 3. In October 2002, the Company acquired a 16% equity interest and full management control of Opsys (UK) Limited (“Opsys UK”), which was, subsequently, renamed CDT Oxford Limited (“CDT Oxford”). The Company acquired 100% of the parent company of CDT Oxford, Opsys Limited (“Opsys”), in December 2004.

In July 2004, the Company formally changed its name to Cambridge Display Technology, Inc. from CDT Acquisition Corp.

In December 2004 the Company concluded an initial public offering for its common stock on the Nasdaq National Market.

In November 2005 the Company formed a joint venture with Sumitomo Chemical Company Limited (“Sumitomo Chemical”) of Japan to develop and sell P-OLED materials. The Company owns a 50% share in the formed company, Sumation Company Limited (“Sumation”).

In December 2005 the Company concluded a private placement of 2,187,500 shares of common stock and 656,250 warrants.

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

The Company accounts for its 50% equity voting stake in Sumation, a developer of P-OLED materials, using the equity method.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions. The Company’s interests in the results and assets and liabilities of affiliates and joint ventures are included in the accounts using the equity method of accounting. The results of Litrex are fully consolidated into the Company’s financial statements through August 14, 2003. Subsequent to that date, the Company’s 50% share of the net earnings of Litrex has been accounted for using the equity method until its sale in November 2005. The Company also held a

16% interest in CDT Oxford until December 2004, but, because it was responsible for funding 100% of the losses of CDT Oxford and had an entitlement to 98% of any profits as a management fee, the Company accounted for 100% of that company’s net losses in a manner similar to the equity method up until December 2003. On January 1, 2004, the Company adopted FIN 46(R) and determined that CDT Oxford was a variable interest entity and therefore consolidated it from that date. The Company acquired the remaining 84% equity interest in CDT Oxford in December 2004 as described in Note 3 below.

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

Bad and Doubtful Debts

As at December 31, 2005, the Company had not incurred any bad debts. Due to the nature of current trade receivables and its history of successful collection, no provision for doubtful debts has been made.

Marketable Securities and Other Investments

The Company records its investment in marketable equity securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and determines the appropriate classification of its securities at the time of purchase and reevaluates the classification at each subsequent period end. Realized gains and losses are reflected in investment income. The cost of securities sold is based on the specific identification method. At December 31, 2005 and December 31, 2004, all marketable equity securities are classified as available-for-sale and are carried at fair value, with the unrealized gains reported as a separate component of shareholders’ equity. At December 31, 2005, marketable securities held were listed securities on the Alternative Investment Market of the London Stock Exchange and were valued at their closing price on this date.

The Company accounts for investments in affiliates over which it exercises significant influence on operating and financial policies, but has less than 50% voting rights, using the equity method based on its ownership of common stock. Where the Company does not own any common stock or in-substance equivalents and there is no readily determinable market value, it accounts for such investments using the cost method and evaluates whether impairment indicators exist each reporting period in accordance with EITF 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The Company evaluates whether or not any such investments are variable interest entities pursuant to FIN 46(R) and if so, whether consolidation is required. The Company has determined that none of its investments require consolidation under FIN 46(R).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity at acquisition of three months or less to be cash equivalents. Cash equivalents primarily consist of investment grade commercial paper, which are short term in nature and therefore bear minimal risk. Cash is held in both US and UK deposit accounts.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements which are held for use are stated at cost. Depreciation is computed using the straight-line method, based on the shorter of the estimated useful lives, generally ranging from three to five years, or the lease term of the respective assets. The Company, fully depreciates any remaining net asset balance at the point it determines that such assets will be of no further use. If the Company determines that the useful life of any asset is less than the remaining depreciable life, it reduces the remaining depreciable life accordingly and accelerates the depreciation of the remaining net asset balance. To date, the Company has not accelerated the depreciation of any asset.

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill acquired in a business combination be capitalized at acquisition cost and requires that goodwill not be amortized into earnings. On an annual basis, the Company is required to evaluate the carrying value of goodwill at the reporting unit level for impairment using a two step impairment test. The Company currently has one reporting unit. Prior to August 2003, the Company had two operating units: CDT, which developed, licensed and commercialized P-OLED technology, and Litrex, which developed ink jet printing. After the sale of 50% of Litrex in August 2003 and the remaining 50% in November 2005 (see Note 3) the Company believes that it has one reporting unit, CDT.

During the fourth quarters of 2005, 2004 and 2003, the Company completed its annual impairment tests of goodwill as at December 31, and determined that its reported goodwill was not impaired. Such impairment tests are based upon projections of future royalty and license revenue at levels significantly greater than historically achieved. As adoption of the Company’s technology is just now beginning to occur in commercial amounts, such projections have a high degree of uncertainty.

Movement in Goodwill	CDT	Litrex	CDT Oxford	Total
	(in thousands)
Balance at January 1, 2003	$58,735	$10,851		$69,586
Litrex 50% sale		(10,851)		(10,851)

Balance at December 31, 2003	58,735			58,735
Consolidation of CDT Oxford (see Note 3)			$6,877	6,877

Balance at December 31, 2004 and 2005	$58,735	$—	$6,877	$65,612

The Company sold 50% of its equity in Litrex in August 2003. As a result, Litrex ceased to be a consolidated subsidiary and, therefore, goodwill related to Litrex was eliminated from the Company’s consolidated goodwill. The goodwill was included in the total net book value of Litrex which was removed as a result of the sale and was considered in determining the Company’s deferred gain which was recognized in 2005 (see Note 3).

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

Year ending December 31 (in thousands)
2006	$1,413
2007	580
2008	577
2009	327
2010	—

Long Lived Assets

Long lived assets, including other intangible assets and property, equipment and leasehold improvements, are subject to review for impairment in the event that circumstances indicate recorded amounts may not be recoverable. While the Company has reported losses, it expects that its future licensing and royalties will enable recovery of such asset values.

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

Revenues for arrangements that provide for the provision of technology development services are recognized as those services are delivered and revenue for transfers of know-how once the corresponding documentation or electronic records have been delivered. The Company routinely enters into technology services and development contracts which involve multiple elements including (i) the provision of services, (ii) the transfer of know-how or (iii) the supply of equipment. The Company recognizes revenue on a straight line basis over the duration of arrangements that involve the delivery of multiple elements where no individual element qualifies as a separate unit of accounting, unless the arrangement involves the supply of capital equipment in which case recognition of revenue is deferred until the equipment is accepted. The Company supplies P-OLED inks to customers and recognizes revenue once the materials have been received at the customers premises.

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

Where payments under either licenses or technology services and development contracts fall due prior to revenue being recognized, the Company reports the balance of amounts which have been invoiced but are not recognizable as deferred revenue in the liabilities section of consolidated balance sheet. Deferred revenue is classified as current if it is expected to be recognized within one year and non-current if it is expected to be recognized after more than one year, or if the timing of recognition is not known.

Research and Development

Research and development costs are expensed as incurred. Research and development costs that are reimbursed by Sumation are netted off against related expenses within the statement of operations.

Income Taxes

Taxes are provided using the liability method on all differences between book and tax bases of assets and liabilities calculated at the rate at which it is anticipated that timing differences will reverse. Given the history of losses of the Company, a 100% valuation allowance is provided with respect to loss and other carry forwards and no net deferred tax assets have been recognized in the Company’s consolidated balance sheets.

A tax benefit is recognized in relation to the surrender of tax losses related to research and development expenses incurred by United Kingdom subsidiaries under the United Kingdom government’s research and development tax credit program which is described in Note 11 below.

Comprehensive Loss

Comprehensive loss encompasses all changes in shareholders’ equity (except those arising from transactions with owners) and includes the Company’s net loss, net unrealized gains or losses on available for sale securities and currency translation reserves on revaluation of securities held in currencies other than US dollars.

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

Business Concentrations

The Company’s customers are located principally in Europe, the United States and Asia. A breakdown of the Company’s revenues on a geographic basis is as follows:

Revenues by Geographic Region and Segment	2005	2004	2003
	(in thousands)
United Kingdom	$548	$2,143	$527
Other European	4,044	2,065	650
United States	1,586	1,626	4,042
Other North American	—	500	—
Japan	5,487	5,196	4,314
Other Asia Pacific	6,428	1,756	1,147

Total revenues	$18,093	$13,286	$10,680

The basis for attributing revenues from external customers to individual countries is the address of the party with whom the Company contracts. All long-lived tangible assets of the Company are located in the U.K.

For the years ended December 31, 2005 and 2004, there were three and four customers that accounted for 54% and 58% of the Company’s revenues, respectively.

At December 31, 2005, there were three customers that accounted for 92% of the Company’s accounts receivable balance. These customers owed $1.0 million, $0.7 million and $0.4 million respectively. At December 31, 2004, there were two customers that accounted for 84% of the Company’s accounts receivable balance. These customers owed $0.7 million and $0.5 million respectively.

Stock-Based Compensation

Through December 31, 2005, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for stock options awarded to employees. Accordingly, other than certain grants with an exercise price at less than fair value of the Company’s common stock, the Company has recognized no compensation expense with respect to options granted to employees. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended, the Company’s net loss for years ended December 31, 2005, 2004 and 2003 would have been the pro forma amounts indicated below:

	2005	2004	2003
	(in thousands)
Net loss—as reported	$(13,815)	$(34,785)	$(22,777)
Less: accretion of preferred stock	—	(38,766)	(6,771)

Net loss attributable to common shareholders	(13,815)	(73,551)	(29,548)
Add back: APB 25 cost	3,086	5,135	19
Less: total stock-based employee compensation expense under the fair value method	(3,611)	(5,730)	(823)

Net loss attributable to common shareholders—pro forma	$(14,340)	$(74,146)	$(30,352)

Net loss per share:
Basic and diluted—as reported	$(0.71)	$(7.40)	$(3.04)

Basic and diluted—pro forma	$(0.73)	$(7.46)	$(3.13)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model using assumptions for the risk-free interest rate, volatility factor and expected life as detailed in the table below. The volatility factor for options issued prior to the Company’s initial public offering was based on the volatility of the Company’s stock price as measured using the prices at which stock was bought while the Company remained private. The volatility factor used for options issued on or after the Company’s initial public offering was based on fluctuations in the stock price of comparable public companies.

Options Issued in:	2005	2004 (post-IPO)	2004 (pre-IPO)	2003
Black-Scholes Assumptions:
Risk Free Interest Rate	3.31%	3.31%	4.25%	4.25%
Volatility Factor	74.8%	74.8%	15.3%	15.7%
Expected Life	4 Years	4 Years	4 Years	4 Years
Dividend Yield	Zero	Zero	Zero	Zero

The weighted average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2005 with the market price equal to the exercise price, is $4.48 ($6.19 in 2004, $5.76 in 2003). The weighted-average remaining contractual life of all outstanding options is 7.4 years (6.7 years in 2004, 7.3 years in 2003).

In December 2004, the Company issued restricted stock units under the terms of its special bonus plan. The Company accounts for these issued units under APB 25 whereby the fair value of these units at the issuance date is expensed over the vesting period. The Company accrues for the UK national insurance tax liability associated with those restricted stock units over the same vesting period, but adjusts the accrual each quarter to take account of fluctuations in the Company’s stock price, any changes in the UK national insurance percentage rate and changes with regard to which bonus holders under the plan are subject to UK national insurance.

Commencing January 1, 2006 the Company will be accounting for stock based compensation expense under SFAS No. 123(R) (see Recent Accounting Pronouncements below). As any options granted in the future will also be expensed based on the fair value calculations, the pro forma results for fiscal years 2005, 2004 and 2003 may not be indicative of the charges which will be made in future years.

Forward Contracts

We enter into forward foreign currency contracts to purchase and sell U.S., European and Asian currencies to reduce exposures to foreign currency risks. The forward exchange contracts generally have maturities that do not exceed 12 months and require us to exchange, at maturity, European or Asian currencies for U.S. dollars and pound sterling, or vice versa, at rates agreed to at the inception of the contracts.

At December 31, 2005 and 2004, we had approximately $16 million and $20 million, respectively, of forward exchange contracts outstanding. These foreign exchange contracts outstanding at December 31, 2005 and 2004 were not designated as hedging instruments. For these derivatives, gains and losses were recognized immediately in earnings during the period of change and a loss of $0.7 million is included in other income / (expense) in our consolidated statement of operations for the year ended December 31, 2005.

At December 31, 2005, the fair value of these contracts was a loss (i.e. liability) of $0.5 million and at December 31, 2004, the value was a gain (i.e. asset) of $0.2 million. These fair values were determined based upon current forward rates applicable to the remaining terms of the forward contracts as of December 31, 2005. The fair value of contracts in liability positions is included as a component of “Accounts payable and accrued expenses” on our Consolidated Balance Sheet and the fair value of any contracts in an asset position would be included as a component of “Prepaid expenses and other current assets”.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which replaces SFAS 123, and supercedes APB 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period beginning on or after January 1, 2006, with early adoption encouraged. In addition, SFAS No. 123(R) will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company has evaluated the requirements of SFAS No. 123(R) and determined to adopt the modified prospective method utilizing the Black-Scholes option pricing method, using appropriate assumptions for the risk-free interest rate, volatility factor, staff turnover rate and expected life. The effect of adopting SFAS 123(R) will be to increase the Company’s recorded stock compensation expense.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier adoption permitted. The provisions of this statement shall be applied prospectively. The Company’s adoption of SFAS 153 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and SFAS 3. Under the terms of this statement, voluntary changes in accounting principles or other changes where the enacting literature does not include transitional provisions will result in retro-active restatements of prior periods where such restatement is practicable. This statement is effective for changes which will be made in fiscal years commencing after December 15, 2005 with early adoption permitted. The Company does not currently anticipate that it will make any changes in accounting principles which will be subject to the provisions of this statement.

In November 2005, the FASB issued FASB Staff Position 115-1/SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and it’s Application to Certain Investments” (“FSP 115-1/124-1”), an interpretation and amendment of positions of SFAS 115 and 124 and APB Opinion No. 18. This covers the value of equity investments other than those accounted for by the equity method. The Company has only one such investment and will adopt this statement in relation to that investment. The Company is required to adopt FSP 115-1/124-1 on January 1, 2006, but does not believe that their adoption will have an impact on the Company’s consolidated results of operations, financial position or cash flows.

3.	Acquisitions and Disposals

CDT Oxford

The Company owns 100% of CDT Oxford, formerly Opsys UK, and 100% of Opsys Limited and consolidates both of these into its consolidated results of operations, financial position and cash flows.

On October 23, 2002, the Company purchased a 16% interest in Opsys UK Limited (“Opsys UK”) for $2.5 million. At the same time, pursuant to a Transaction agreement, Limited purchased a $2 million license from Opsys Limited (“Opsys”), the then parent of Opsys UK. As part of the Transaction Agreement, effective from the date of the Agreement, the Company, on an exclusive and irrevocable basis, managed the assets and business of Opsys UK. Due to this, all of the books and records of Opsys UK were maintained by the Company. The Company became entitled to an annual management fee equal to 98% of a pre-tax profits earned, if any, by Opsys UK. The Company and Limited were responsible for all liabilities arising from the management of Opsys UK, including funding of any losses incurred. Later in 2002, Opsys UK was renamed CDT Oxford. Through the end of 2003, the Company accounted for CDT Oxford in a manner similar to the equity method.

In December 2003, the FASB issued FIN No. 46(R), “Consolidation of Variable Interest Entities”, which superseded FIN No. 46 issued in January 2003. FIN No. 46(R) clarified certain aspects of consolidation accounting. This Interpretation require variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics. The Company has adopted this interpretation effective January 1, 2004, and, since the equity in CDT Oxford is not sufficient to permit it to finance its activities without outside support, this has resulted in the Company consolidating CDT Oxford. This has had no impact on the net loss within the consolidated statement of operations, since the Company has previously included 100% of the operating loss in its results of operations, but has resulted in the Company’s consolidated balance sheet including the assets and liabilities of CDT Oxford. The following represents the amounts consolidated as of January 1, 2004:

(in thousands)
Cash and cash equivalents	$1,564
Accounts receivable	485
Equipment and leasehold improvements, net	69
Goodwill	14,092
Accounts payable and accrued expenses	(4,522)

Net assets	$11,688

In-process research and development has been accounted for as the cumulative effect of an accounting change upon adoption of FIN 46 (R). In valuing the in-process research and development, an income approach was adopted. The Company measured the present value of future economic benefits over the remaining economic life of the acquired assets and discounted using a risk-adjusted discount rate of 25%. This rate was selected by taking into account time-value of money, inflation, forecast risk and the risk inherent in ownership of the subject assets. The Company considered the acquired assets to constitute a single research program into dendrimer technology. Since the Company believed that the benefit of acquiring this technology would come from combining it with its existing technology, the Company projected future cash flows for its entire business and made a judgment as to the proportion of such revenues which would be attributable to the acquired technology. The Company projected that materials containing this technology would be initially commercialized in 2007.

For the purpose of consolidation, the original acquisition of CDT Oxford has been accounted for as a purchase, and the purchase price (including the value of the shares to be issued to the former owners) has been allocated to the acquired assets and liabilities as follows:

(in thousands)
Net assets at date of acquisition (October 22, 2002)	$602
In-process research and development	12,200
Goodwill	14,092

Purchase price	$26,894

As part of the Transaction Agreement, Opsys granted a call option to the Company and the Company granted a put option to Opsys, upon the exercise of which, the Company would purchase and Opsys would sell all of the remaining shares of CDT Oxford outstanding not already owned by the Company. In further consideration for the grant of the call option, the Company paid an option price of $0.5 million in cash to Opsys. The put option was exercisable by Opsys by 60 days prior written notice to the Company at any time following the completion of the Transaction Agreement. The call option was automatically exercisable by the Company immediately prior to an Insolvency Event, as defined, of Opsys, or by giving 90 days written notice to Opsys for any of the following circumstances: (a) an initial public offering of the Company, (b) at any time on or after the sixth anniversary of the Transaction Agreement, (c) if there was a Sale, as defined, of the Company, where the consideration on sale payable to Opsys thereunder would have been liquid or a sufficient proportion liquid to allow Opsys to pay the Section 179 Charge payable, or (d) if the Section 179 Charge became payable by CDT Oxford, where the Section 179 Charge is defined as a tax liability arising under Section 179 of the Taxation of Chargeable Gains Act of 1992, a tax provision in the United Kingdom. The put and call were to have been settled with a maximum of 678,607 shares of Class A Common Stock at a deemed value of $27.60 per share.

Opsys could exercise the put option if it could establish that its aggregate liabilities did not exceed $1.25 million and the shares of Opsys UK comprised the only material assets of Opsys. The shares to be issued in consideration were to be reduced on a pro rata basis to the extent that Opsys had liabilities up to $1.25 million, at a deemed price for the purpose of calculating such reduction of $27.60 per share.

The terms of the Transaction Agreement were entered into by the Company so that it could gain control of and economic interest in the UK assets and operations of Opsys (which had been transferred to Opsys UK immediately prior to the transaction) in such a manner to avoid acquiring any interest in any other assets or liabilities of Opsys.

Subsequent to the Company’s original agreement with Opsys in October 2002, certain disputes arose with Opsys which were settled by a Settlement and Amendment Agreement, pursuant to which the Company acquired 100% of the shares of Opsys Limited in December 2004 for the issue of 797,695 shares of its common stock. At the time of this acquisition. Opsys had liabilities of $1.6 million which the Company agreed to discharge. Also, 19,736 shares of common stock were issued to two former directors of Opsys in settlement of $0.2 million of these liabilities. The remaining $1.4 million of these liabilities has been discharged by the Company in cash during 2005. The amended and restated Settlement and Amendment Agreement provides for an escrow of approximately 53% of the 797,695 shares issuable to the Opsys shareholders against certain contingent liabilities and the possibility that other liabilities will emerge. The number of shares held in escrow was initially 422,610 and subsequent changes are described in the table below:

Initial escrow shares at December 31, 2004	422,610
Shares transferred to Company in December 2005 due to Opsys liabilities exceeding contractual limit	(14,056)
Shares released from escrow to the former shareholders of Opsys, pursuant to Transaction Agreement, in December 2005	(201,124)

Shares held in escrow at December 31, 2005	207,430

When the Company issued, in the aggregate, 817,431 shares of common stock in conjunction with the Opsys transaction described above to the shareholders of Opsys and to the escrow agent, based on the initial public offering price of $12.00 per share, the value of that stock was $9.8 million. The actual total purchase consideration was lower than that amount which had been estimated on January 1, 2004, pursuant to the adoption of FIN 46(R), as described above. This amount is, therefore, recorded as a reduction in goodwill related to the Opsys acquisition, from $14.1 million to $6.9 million, in December 2004.

Litrex

In August 2003, the Company sold 50% of the equity in its subsidiary, Litrex to Ulvac Inc, a Japanese company, for $15.1 million, of which $1.4 million was held in an escrow account. Under the terms of the Sale and Purchase Agreement, the Company made a number of warranties (which are secured by the amount held in escrow) and had other ongoing commitments, notably a Joint Venture Agreement with Ulvac under which the Company appoints three of the six Board members of Litrex. The Joint Venture Agreement contained provisions that the Company and Ulvac would have to work together to restructure Litrex if the level of funding that Ulvac has committed to under the Joint Venture Agreement were to be exceeded—in this context, the Company was committed to working with Ulvac to ensure that Litrex was funded for as long as the Company retained an equity stake in Litrex. In addition, the Company and Ulvac each signed a commitment letter to Litrex under the terms of which, if Litrex requested additional funding in order to maintain its operations, both the Company and Ulvac would provide such funding up to a maximum of $1.25 million from each party. In light of the continuing commitments described above, the excess of the cash proceeds over the carrying value of the shares sold, amounting to $5.8 million, was deferred and shown as “Deferred proceeds on sale of subsidiary stock” on the consolidated balance sheet for 2004. The $1.4 million held in escrow was not included in this “Deferred proceeds” amount and was not otherwise included in the Company’s financial statements. The Company realized this gain as other income when the sale of the remaining 50% of Litrex was concluded in November 2005.

On November 4, 2005 the Company entered into a Second Sale and Purchase Agreement with Ulvac and Litrex under the terms of which the Company sold to Ulvac its remaining 50% interest in Litrex. Under the terms of this agreement, Ulvac paid the Company a cash consideration of $9.7 million comprising the previously agreed purchase price of $10.0 million less $0.3 million comprising the Company’s agreed contribution to Litrex’s Retention Bonus Plan. Of the proceeds, $1.0 million, or 10% of this consideration, has been put into escrow for a period of one year. This escrow amount is held as security in the event that Ulvac makes a claim against the Company for breach of warranty or breach of covenant including Litrex becoming liable to repay any of the grants which it received from the U. S. Government pursuant to the arrangements described in Note 13 below. The escrow period may be extended for a further year if the status of the potential liability in relation to the U. S. Government grant has not been settled by November 2006. Pursuant to the 2003 Sale and Purchase Agreement, the $1.4 million which had been held in escrow since the sale of the first 50% of Litrex in 2003 was released to the Company in November 2005. Litrex also repaid its loan from the Company of $1.7 million in November 2005, plus $0.1 million of interest. On November 3, 2005, the Company entered into an agreement with Philips Electronics N. V. of the Netherlands under the terms of which it paid $1.0 million to Philips, of which $0.6 million had originally been paid in 2004 and was being held in escrow and $0.4 million was paid in cash in November 2005, in consideration for Philips entering into a license agreement with Litrex in settlement of a claim made against Litrex by Philips Electronics N. V. for certain intellectual property rights. Sale proceeds in 2005, net of the $0.4 million Philips payment, and excluding the $1.7 million loan repayment amounted to $9.7 million.

The total net gain recognized in the fourth quarter of 2005 is $15.9 million. The gain is higher than the proceeds received during the November 2005 transaction due to the 2003 deferral of the gain on the sale of the initial 50% interest in Litrex. The Company has not recognized any gain with respect to the $1.0 million which remains in escrow and will not do so unless and until this amount is released.

Details of the gain on sale of Litrex and the cash receipts are summarized in the table below:

	(in thousands)
Sale Proceeds 2003, net of expenses		$12,104
Cost of 50% of investment	$(11,140)
Less 50% of Losses to August 14, 2003	4,821

		(6,319)

Deferred Gain on 2003 Sale		5,785
Sales Proceeds 2005 (including escrow release from 2003), net of expenses		9,740
Cost of remaining 50% investment	(11,140)
Less all remaining losses to November 4, 2005	11,550

		410

Total gain recognized		$15,935

4.	Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements include the following at December 31:

	2005	2004
	(in thousands)
Machinery and equipment	$24,678	$22,120
Leasehold improvements	9,111	9,066
Furniture and office equipment	3,286	3,076

	37,075	34,262
Less: accumulated depreciation	(23,482)	(18,267)

	$13,593	$15,995

Deprecation expense for the years ended December 31, 2005, 2004 and 2003 were $5.5 million, $6.0 million and $6.3 million, respectively.

5.	Investments

Investments in Affiliates

Summary financial information for significant affiliated companies accounted for by the equity method is as follows:

	Litrex to Nov 4, 2005	Litrex (for the year ended) 2004	Litrex post Aug. 14, 2003	CDT Oxford (for the year ended) 2003
		(in thousands)
Current assets	$5,722	$7,008	$4,656	$2,049
Non-current assets	11,735	12,231	12,555	1,968
Current liabilities	(10,539)	(9,069)	(5,377)	(4,523)
Non-current liabilities	(63)	(77)	(83)	—
Net sales	7,931	8,260	2,151	353
Gross profit	2,738	3,197	33	25
Net loss	(5,689)	(4,922)	(2,569)	(2,355)

Until November 2005, the Company owned 50% of Litrex and accounted for it as an affiliate under the equity method. The equity in the underlying net assets of Litrex was approximately $2.5 million and $5 million in 2004 and 2003, respectively. On November 4, 2005 the Company entered into a Second Sale and Purchase Agreement with Ulvac and Litrex under the terms of which Ulvac completed its purchase of 50% of the equity of Litrex from the Company. See also Note 13.

The Company owns 40% of Arborescent 2 Limited (“Arborescent”) and accounts for it as an affiliate under the equity method. As at December 31, 2005, the carrying value of this investment was zero, since the Company’s share of losses exceeded its cash investment. The equity in the underlying net assets of Arborescent was approximately one thousand in 2005. The equity in the underlying net liabilities of Arborescent was approximately thirteen thousand dollars in 2004. The difference in the investment in Arborescent and the Company’s interest in the equity in the underlying net liabilities is as a result of Arborescent having net liabilities in 2004. The difference affecting the determination of the Company’s share of earnings or losses of Arborscent will be recognized when Arborscent generates sufficient net income to offset the Company’s share of any historical losses or deficits not previously recognized.

In November 2005, the Company invested 170 million Yen ($1.5 million) in Sumation, to acquire a 50% share of a joint venture company formed with Sumitomo Chemical, to develop, manufacture, market and sell P-OLED materials. Sumitomo Chemical had purchased the Lumation® P-OLED material business of Dow Chemical and rights to use the acquired intellectual property have been licensed to Sumation, together with intellectual property rights from Sumitomo and the Company and access to dedicated research teams at both Sumitomo’s and the Company’s facilities. The Company owns 50% of Sumation and has valued this investment at $1.7 million being the amount invested plus associated expenses. The investment is held in Yen and is revalued at the end of every quarter, any foreign currency gain or loss being taken to Other Comprehensive Loss. The carrying value of investment in Sumation at December 31, 2005 was $0.8 million being the amount initially invested less the Company’s share of its losses.

The Company and Sumitomo have entered into a Joint Venture Agreement (the “JVA”) to govern Sumation. This JVA is of indefinite term, but does include provisions for the sale of part or all of the Company’s equity stake to Sumitomo at fair market value after a minimum of five years. The Company and Sumitomo are committed under the JVA to an initial two-year budget for Sumation and additional funds will be requested on an “as-needed” basis, with equal funding coming from each party. After the initial two-year period of providing such services, good faith discussions will take place regarding the third and subsequent years. The Company and

Sumitomo have equal representation on the board of Sumation. In conjunction with the execution of the JVA, and the licensing of the CDT Oxford licensed materials intellectual property to Sumation, the Company has executed executing amendments to existing licenses to Dow Chemical (now assigned to Sumitomo Chemical) and to Sumitomo Chemical to enable Sumitomo Chemical (on behalf of itself and as successor to the license to Dow Chemical) to sub-license this intellectual property to Sumation. For an initial period of three years, Sumation has sub-contracted its manufacturing requirements to Sumitomo Chemical with Sumitomo Chemical having the right to sub-contract this manufacturing to its affiliates.

The JVA may be terminated by either party by mutual written agreement, or by one of the parties in the case of a material breach of the other party. In addition, the JVA may be terminated in the event of the bankruptcy or insolvency of either party, or if a 40% interest is acquired in one party by a direct and substantial competitor of the other joint venture party. The JVA will also terminate if Sumitomo acquires 100% of the shares in Sumation.

Marketable Securities

The Company owns less than 5% of Plastic Logic Limited and less than 5% of MicroEmissive Displays plc. Plastic Logic is an early stage private company and the Company values this investment at zero. MicroEmissive Displays plc is listed on the Alternative Investment Market of the London Stock Exchange and is held as an available for sale marketable security which is revalued based on the market price of the securities at the end of each period. Marketable equity securities consist of investment in common stock with a market value of $0.6 million and a cost of $1.1 million. At December 31, 2005, management re-evaluated the designation of this investment and determined it to be a non-current asset based on its developing a closer relationship with MED during 2005, including the provision of consultancy and other services. The Company has no current intention to sell its equity stake in MED.

Other Investments

In March 2005, the Company invested $1.0 million in Add-Vision, Inc. (“Add-Vision”), a company located in California that researches and develops flexible, low cost, low resolution displays, in return for preferred stock with a 17% voting interest. It also granted Add-Vision a license to its intellectual property in return for preferred stock with a 22% voting interest. As a result of these transactions, the Company acquired, in the aggregate, a 39% voting interest in Add-Vision and has appointed two directors to its board. The Company’s carrying value of this investment is $1.1 million, comprising the amount invested in cash plus associated costs. The equity in the underlying net assets of Add-Vision was approximately $0.3 million at December 31, 2005. It has not assigned any additional value to the preferred stock issued in return for the license. Further investments were made in Add-Vision by third parties unrelated to the Company during 2005 and, at December 31, 2005, the Company’s voting interest was 31% and its ownership interest was approximately 42%. The Company does not control Add-Vision and, since it does not own any of its common stock or in-substance equivalents, it is accounting for its investment using the cost method.

The investment is the only investment held by the Company which is being accounted for using the cost method. Pursuant to EITF 03-01, the Company has not estimated the fair value of this investment, but has investigated whether or not there have been any events or changes in circumstance that may have a significant adverse effect on the fair value and has determined that there have been no such events or changes and that, therefore, the carrying value of this investment is not impaired.

6.	Other Intangible Assets

	2005	2004
	(in thousands)
Gross other intangible assets	$10,700	$12,700
Accumulated amortization	(7,803)	(8,223)

Other intangible assets	$2,897	$4,477

In October 2001, the Company, for payment of $5 million, entered into a nonexclusive license agreement with another third party to enable the Company to use certain technology, intellectual property rights and know-how. The license term continues until the last of the patents ceases to be in force, unless it is terminated early under certain circumstances, as defined in the agreement. The agreement allows for sublicenses to be granted by the Company. The license is being amortized over five years. The fair value of license and patent rights acquired upon the acquisition of Limited by the Company in 1999 amounted to $5.6 million and is being amortized over ten years. The remaining $0.1 million relates to intellectual property rights which were acquired from a third party in February 2004 and are being amortized over five years. In 2005, the Company determined that a license for intellectual property which had been purchased for $2.0 million in 2002 and had been fully amortized, was no longer in use, since, without this license, the Company still had rights to the intellectual property covered by the license from other contractual arrangements. The value of the license, and the corresponding accumulated amortization was, therefore, written off.

7.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	2005	2004
	(in thousands)
Accounts Payable	$1,285	$1,113
Accruals
Payroll related	1,943	1,997
UK National Insurance payable on stock compensation	679	623
Liabilities assumed on acquisition of Opsys Limited	100	1,370
Costs related to sales of Company Stock	1,248	394
Other professional fees	703	672
Payable to universities for research services	162	648
Facilities related costs	233	705
Unrealised loss on forward currency contracts	511	—
Other accruals related to operations	1,046	1,082

Total Accounts payable and accrued expenses	$7,910	$8,604

8.	Common Stock

Common Stock outstanding at January 1, 2003	9,771,561
Converted to preferred stock, March 2003 (a)	(79,245)

Common Stock outstanding at December 31, 2003	9,692,316
Issued on conversion of preferred stock, December 2004 (b)	6,475,736
Issued on IPO, December 2004 (c)	2,500,000
Issued to parties related to Opsys Limited, December 2004 (d)	817,431

Common Stock outstanding at December 31, 2004	19,485,483
Issued in private offering, December 2005 (e)	2,187,500
Issued in settlement of liability, December 2005 (f)	1,720
Cancelled due to non-payment of secured promissory notes, December 2005 (g)	(177,442)
Cancelled pursuant to Opsys escrow, December 2005 (d)	(14,056)

Common stock outstanding at December 31, 2005	21,483,205

(a)	As described in Note 9 below, 79,245 shares of Class A common stock were converted to redeemable convertible preferred stock in March 2003.
(b)

On August 10, 2004, the Company filed an amendment to the Certificate of Designations defining the terms of the Company’s Series A and Series B redeemable convertible preferred stock to amend the provisions governing the mandatory conversion of such shares of preferred stock upon consummation of an underwritten initial public offering of the Company’s common stock. This redeemable convertible preferred stock is described in more detail in note 9 below. Under the terms of the amendment, in the event of an initial public offering prior to December 31, 2004 which did not fall within the previous definition of a “Qualifying IPO” but under which the pre-money market capitalization of the Company exceeded $200 million, then all of the series A and series B redeemable convertible preferred stock would mandatorily convert to common stock. The number of shares of common stock to be issued would be such number of shares which, at the IPO price, equalled 2.25 times the amount originally paid for that stock plus, in the case of the Series A an additional $6 million of stock in relation to the Initial Investor Preference. Pursuant to this arrangement, immediately prior to the Company’s IPO in December 2004, all of the Company’s Series A and Series B preferred stock was converted into 6,475,736 shares of common stock, with an aggregate value of $77.7 million, or $77.3 million net of expenses, at the IPO price of $12.00 per shares.

(c)	2,500,000 shares of the Company’s common stock were issued to investors in our initial public offering on the Nasdaq National Market in December 2004.
(d)	817,431 shares of common stock were issued to parties related to Opsys Limited in December 2004, including 422,610 shares initially held in escrow. Of the shares held in escrow, 14,056 were cancelled in December 2005 as part of the Settlement and Amendment Agreement. See Note 3 above.
(e)	2,187,500 shares of the Company’s common stock were issued to investors in its private placement in December 2005.
(f)	1,720 shares of the Company’s common stock were issued as part of the settlement by the Company of an arbitration action in December 2005.
(g)	In consideration for 177,442 shares of the Company’s common stock issued to two shareholders in July 1999, the shareholders issued secured, full recourse promissory notes, in the aggregate, of $3.1 million to the Company. The promissory notes were due in September 2005. The obligation of the shareholders under the promissory notes were secured by the 177,442 shares issued to the two shareholders. In September 2005, both shareholders defaulted on the promissory notes. Due to the irrecoverability of the promissory notes, the 177,442 shares on which the notes were secured were cancelled.

9.	Redeemable Convertible Preferred Stock

During 2002, the Company authorized issuance of up to 44,667 shares of $0.01 par, redeemable convertible preferred stock in two series. Series A Preferred Stock consists of 6,000 shares and Series B Preferred Stock consists of 38,667 shares (collectively “Preferred Stock”). In December 2002, 6,000 shares of Series A preferred stock and 9,000 shares of Series B preferred stock were issued for cash consideration of $6 million and $9 million, respectively. At the same time, 10,000 shares of Series B preferred stock were issued in exchange for 362,341 shares of Class A common stock. In March 2003, a further 4,683.6 shares of Series B preferred stock were issued for cash consideration of $4.7 million, and 2,187 shares of Series B preferred stock were issued in exchange for 79,245 shares of Class A common stock.

Each share of Preferred Stock was convertible into 36.23 shares of Class A Common Stock at a price equal to $27.60 per common share (the “Conversion Price”). The Conversion Price was subject to change in certain circumstances, including stock splits and dividends. There were no separate dividends on the preferred shares, other than sharing in any dividends declared and paid on the Common Stock (including both Class A voting and Class B nonvoting) on an as-converted basis. The Preferred Stock was redeemable by the holders 10 years after issuance. On December 31, 2003, there were 6,000 shares of Series A convertible preferred stock issued and outstanding, which could convert into 217,406 shares of common stock, and 25,870.6 shares of Series B convertible preferred stock issued and outstanding, which could convert to 937,405 shares of common stock plus 217,406 shares of common stock that would be issuable under the Initial Investor Preference provisions described below.

As described in Note 8 above, all of the Company’s Series A and Series B preferred stock was converted to the Company’s common stock in December 2004, immediately prior to the Company’s initial public offering.

Pursuant to the Securities and Exchange Commission Accounting Series Release No. 268, the difference between the issue price of the Preferred Stock and the redemption value has been accreted to the carrying value of the Preferred Stock from the subscription date until the Company’s IPO in December 2004. Preferred stock accretion amounts have been charged to Paid-in-Capital and credited to Preferred Stock. The Company accreted $11.6 million for the Series A preferred stock and $27.2 million for the Series B preferred stock in 2004, $1.8 million for the Series A preferred stock and $5 million for the Series B preferred stock in 2003, and $0.1 million for the Series A preferred stock and $0.2 million for the Series B preferred stock in 2002. The amounts accreted in 2002 and 2003 and from January 1, 2004 until the Company’s initial public offering were based on a ten-year accretion schedule. The amount accreted in December 2004 was, pursuant to SFAS 84 “Induced conversions of Convertible Debt” (“SFAS84”) and EITF issue D-42 which applies SFAS 84 to induced conversions of preferred stock. The accretion immediately prior to this beneficial conversion was the difference between the amount paid initially for the Preferred Stock, plus the accretion to date based on a redemption at ten years and the value of the common stock into which the Preferred Stock would convert, at the initial public offering price.

The following table summarizes information concerning changes in the Company’s preferred stock:

	Series A	Series B
Balance at January 1, 2003	$6,097	$19,204
Issued in Exchange for Shares of Class A Common Stock	—	2,187
Issued in Exchange for Cash	—	4,684
Accretion of Liquidation Preference	1,800	4,971
Expenses of Issue of Preferred Stock	—	(456)

Balance at December 31, 2003	$7,897	$30,590
Accretion of Liquidation Preference	11,603	27,163
Conversion of Preferred Stock to Common Stock	(19,500)	(57,753)

Balance at December 31, 2004	$—	$—

10.	Stock-Based Compensation and Warrants

In April 2000, the Company adopted the “CDT Acquisition Corp. Stock Incentive Plan” (the “Plan”). Under the Plan, options may be granted to employees, consultants and directors. Options available for grant under the Plan total 1,170,361. Under the Plan, employees generally are granted two types of options in one grant: Service Options (one-third of total grant) and Exit Options (two-thirds of total grant). Certain employees of Litrex were only granted Service Options. Service Options granted in 2002 and later were granted at fair market value at date of grant, and generally vest 25% on the six-month anniversary of grant, and 25% on the anniversary date of each grant for each of the next three years. Fair value was determined by reference to equity sold during the relevant period. Service options to Litrex employees were granted at fair market value at date of grant, vest 20% on the six-month anniversary of grant, and 20% on the anniversary date of each grant for each of the next four years. Prior Service Options were generally granted at fair market value at date of grant, vest 25% on the date of grant and 25% per annum thereafter and have lives of no more than 10 years. Exit Options become exercisable, if at all, on the date of the first occurrence of a change in control (a “Vesting Event”, as define in the Plan), in which the majority shareholders receive an internal rate of return of at least 30%. If upon the first Vesting Event, the required internal rate of return is not achieved, they shall not become exercisable as a result of a Subsequent Vesting Event, as defined by the Plan. Upon the sale of the 50% interest, all Litrex options were cancelled in August 2003.

In August 2004, the Company adopted a new Stock Incentive Plan. The plan provides for the award of (i) stock options (including incentive stock options), (ii) restricted stock and restricted units, (iii) stock appreciation rights, (iv) incentive stock and incentive units and (v) deferred shares and supplemental units. Awards may be made to directors, officers, employees and consultants. Any options issued will be priced at fair market value and the number of shares subject to such options and awards will be a maximum of 725,000 of shares of the Company’s common stock plus such number of options granted under the existing stock incentive plan as are forfeited under such plan or which otherwise lapse after December 2004. The Company issued 92,000 stock options under the terms of this plan in December 2004 and 270,500 stock options during 2005, such options to vest in three equal annual installments from the date of grant and with an exercise price of fair market value.

Through December 31, 2005, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of most of the Company’s Service Options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. For Exit Options, if an appropriate Vesting Event becomes probable, compensation expense will have to be recorded for the intrinsic value, which would be the difference between the market value on the date of the Vesting Event and the exercise price. No compensation expense will be recorded prior to the Vesting Event. In the event that the exercise price is below the market price of the Service Options, compensation expense will be recorded on a straight-line basis over the vesting period. For the years ended December 31, 2005, 2004 and 2003, the Company expensed zero, one thousand and nineteen thousand dollars respectively, related to Service Options granted with an exercise price below the market price.

The following table summarizes information concerning the outstanding and exercisable options:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding, January 1, 2003	925,703	$17.82 – $27.60	$21.17
Granted	134,006	$27.60	$27.60
Cancelled	(183,747)	$17.82 – $27.60	$25.09

Outstanding, December 31, 2003	875,962	$17.82 – $27.60	$21.67
Granted	161,051	$11.18 – $27.60	$18.36
Cancelled	(83,096)	$17.82 – $27.60	$25.47

Outstanding, December 31, 2004	953,917	$11.18 – $27.60	$20.50

Granted	270,500	$5.70 – $11.63	$7.80
Cancelled	(437,727)	$11.18 – $27.60	$21.31
Outstanding December 31, 2005	786,690	$5.70 – $27.60	$15.75

Exercisable December 31, 2005	261.989	$11.18 – $27.60	$20.49
Exercisable, December 31, 2004	314,905	$17.82 – $27.60	$20.73

Exercisable, December 31, 2003	216,517	$17.82 – $27.60	$19.79

At December 31, 2005, there remain 800,227 options available for future grants, including options which have been cancelled and, therefore, are available for future grants.

Options and warrants outstanding:

Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Outstanding	Number Exercisable
Options
$5.70	9.84	3,000	—
$7.40	9.74	180,000	—
$8.00	9.58	40,000	—
$8.04	9.17	25,000	—
$8.55	9.42	7,500	—
$11.18	9.93	56,504	18,835
$11.63	9.91	15,000	—
$12.00	8.96	27,496	9,165
$17.82	4.48	244,898	143,077
$24.18	5.53	61,444	36,086
$27.60	7.47	125,848	54,826

Total Options	7.37	786,690	261,989

Warrants
$12.00	5.0	656,250	—
$17.82	1.7	3,218	3,218

Total Warrants	5.0	659,468	3,218

A warrant exercisable for 3,218 shares of the Company’s common stock at an exercise price of $17.82 per share was issued in August 2000 and will expire in August 2007.

Warrants exercisable for 656,250 shares, in the aggregate were issued in December 2005 in conjunction with a private placement of the Company’s common stock. These warrants are exercisable from between 180 days and five years from the date of issuance. These warrants may be exercised on a cashless basis pursuant to which the selling shareholders would be issued a quantity of shares based on the intrinsic value of the warrants at the date of exercise. The Company will not receive any cash payment from the selling shareholders upon any exercise of the warrants on a cashless basis.

Prior to the Company’s initial public offering, the fair value of common stock options was established contemporaneously with their issuance based upon reference to various common and preference stock rounds concluded by the Company. Such value was $17.82 per share through November 2000, $24.18 per share from December 2000 to September 2001 and $27.60 per share thereafter until the Company’s initial public offering in December 2004. The fair value of common stock issued on the date of the Company’s initial public offering was set at the offering price of $12.00 and after the Company’s common stock became publicly quoted is set at the closing price of the stock on the Nasdaq National Market on the day the options are issued – options have been issued at prices between $5.70 and $11.63 under this method. In September 2005, six officers of the company voluntarily surrendered, in the aggregate, 365,447 options with exercise prices of between $17.82 and $27.60. These officers were all recipients of significant awards of restricted stock units under the terms of the special bonus plan described below and believed that it would be beneficial to the Company for the potentially dilutive effect of these stock options to be eliminated.

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

In 2004, the Company allocated awards under its special bonus plan to officers and employees. These awards were made from a bonus pool with a value of $14.4 million, based on the initial public offering price for its common stock of $12.00 per share. All awards under this plan made with respect to this offering were made in restricted stock units representing a right to receive, in the aggregate, 1,200,000 shares of our common stock. Except as discussed below, such awards will vest in three equal installments on each of the first three anniversaries of the public offering. However, if Kelso sells, in the aggregate, more than 25% of its shares of our common stock, such awards will vest in full upon such sale. The Company is generally expensing the value of these awards principally over a three-year period commencing December 2004, subject to acceleration in the event of a Kelso sale.

Approximately 85% of the awards made under this plan will be subject to U.K. employer’s national insurance tax, which is currently 12.8% of the value of the awards and which would be payable by the Company based on the market value of the stock on the date it becomes available for sale. The award to our chief executive officer, representing 35% of the bonus pool, or restricted stock units with an intrinsic value under APB 25 of $5.0 million at $12 per share, will vest whether or not he remains employed by us unless he is terminated for cause (as defined in his employment agreement), if his employment agreement is not extended for cause or if he terminates his employment in circumstances that justify termination for cause. The value of this award, plus the U.K. employer’s national insurance tax of 12.8% payable by us, was expensed upon the consummation of our initial public offering. The remaining 65% of the bonus pool is being expensed over the three year vesting period. The accrued charge for the U.K. employer’s national insurance tax will depend on the market price of our common stock when it is delivered and will be subject to variability upon fluctuations in our stock price until such time as all shares of our common stock have been delivered to recipients of awards under this plan. The U. K. National Insurance will have to be paid at the time the stock is issued to the award holders.

In 2004, the Company charged $5.1 million to operating expenses $5.0 million of which comprised the value of the award made to the Company’s chief executive officer which vested upon issuance and $0.1 million related to two weeks vesting in 2004 of the awards to other bonus holders. These awards are being charged to expense on a fixed accounting basis over their three-year vesting period. $0.6 million was accrued in relation to the potential UK national insurance liability—this accrual will vary depending on the share price at the end of each quarter, the vesting schedule and the current UK national insurance rate.

In 2005, the Company charged $3.1 million to operating expenses in relation to awards to bonus holders other than the Company’s chief executive officer. A net charge of $0.1 million was recognized in relation to the potential U. K. employer’s national insurance tax liability. This charge consisted of a revaluation of the liability which had been accrued at December 31, 2004 due to a decline in the Company’s share price offset by a charge related to expensing of awards in the twelve months ended December 31, 2005.

The U.K. national insurance tax accrual on special bonus plan awards will continue to vary depending on the share price at the end of each quarter, the vesting schedule, the current U. K. employer’s national insurance tax rate and whether or not award holders become subject to, or continue to be subject to, U.K. national insurance tax.

11.	Income Taxes

The Company is liable for franchise taxes to Delaware, its state of incorporation. An amount of $0.2 million has been included in the provision for income taxes for each of the years ended December 31, 2005, 2004 and 2003. The U.K. Subsidiaries of the Company are eligible to participate in the U.K.’s research and development tax credit program. Under this program, small and medium sized enterprises, such as the Company, are permitted a deduction in taxable profits of 150% the amount of certain research and development expenditures (primarily salaries, salary related costs and consumables used in research and development activities). This deduction may be surrendered for a cash payment of 16% of the total deduction for those years during which the Company sustains a loss. Limited and CDT Oxford have both claimed and received such cash payments for the years ended December 31, 2002, 2003 and 2004 and have booked a credit for 2005 which will be claimed and is expected to be paid in 2006.

The amount accrued for the “Taxes receivable” balance of $2 million at December 31, 2005 consists of $1.9 million of income tax refunds due for the year ended December 31, 2005. The balance of $0.1 million represents anticipated United Kingdom value added tax recoveries. The Company’s claim for an income tax refund of $2.1 million in relation to 2003 was reviewed by the U. K. tax authorities with respect to whether or not the Company met the criteria of being a small or medium-sized enterprise. This review was concluded in May 2005 and no adjustment was deemed necessary to this claim which was settled in full in June 2005. A claim for repayment of $1.5 million in relation to the year ended December 31, 2004 was made in the third quarter of 2005 and was settled in full in October 2005.

The following is a reconciliation of the statutory financial income tax rate and the effective income tax rate application to earnings before income taxes for the year ended December 31:

	2005	2004	2003
Statutory tax rate	35.0%	35.0%	35.0%
	—	—	—
Change in valuation allowance	(35.0)%	(35.0)%	(35.0)%
Research and development tax credit	(11.4)%	(6.7)%	(3.9)%

Effective tax rate	(11.4)%	(6.7)%	(3.9)%

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

Significant components of the Company’s net deferred tax balances for federal, state and foreign income taxes are as follows at December 31:

	2005	2004	2003
Deferred tax assets
Net operating loss carry forwards	$26,407	$22,940	$18,004
Other	4,056	2,556	220

	30,463	25,496	18,224
Deferred tax liabilities
Deferred revenue	(38)	(38)	—
Tax over book depreciation	(3,069)	(4,178)	(4,800)

Net deferred tax assets	27,356	21,280	13,424
Valuation allowance for deferred tax assets	(27,356)	(21,280)	(13,424)

Net deferred tax asset	—	—	—

The majority of the net operating loss carryforwards are available only to the results of the U.K. Subsidiaries and their respective consolidated entities ($82 million in 2005, $74 million in 2004 and $60 million in 2003). They are not available to offset income, if any, earned by the Company or any non-U.K. operations. Under U.K. tax laws, such loss carryforwards do not expire, and under certain circumstances, can be used by other U.K. controlled group entities.

12.	Employee Retirement Plans

Limited contributes to individual defined contribution retirement plans for its employees. For the years ended December 31, 2005, 2004 and 2003, contributions expensed were $0.4 million, $0.4 million and $0.3 million, respectively. Until December 2005, the Company and Litrex administered a contributory savings plan under Section 401(k) of the Internal Revenue Code for eligible employees. Contributions by employees were not taxable until retirement or early withdrawal. The Company’s contributions under the Plan, which amounted to 100% of employee contributions to a maximum of 5% of the total eligible compensation, approximated $17 thousand, $13 thousand, and $0.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

13.	Commitments and Contingencies

Contingencies

Included within “Other Intangible Assets” at December 31, 2005 and 2004 is a license for intellectual property which is valued, net of accumulated amortization, at $0.8 million and $1.8 million, respectively. The licensor advised the Company in 2004 that this license was terminated, on grounds which the Company believes are not well founded. The licensor has been in negotiation with the Company with a view to resolving this dispute such that the Company would retain its rights to this intellectual property and the Company believes that this dispute will be resolved satisfactorily without recourse to legal action. In the event that these discussions are not successful, the Company could incur material expenditures on legal proceedings against the licensor and might have to write off the net value of this asset.

In January 2005, Sunnyside Development Company filed a complaint against Opsys Limited and a company named by Sunnyside Development as CDT Limited, which is presumably intended to refer to one of the Company’s subsidiaries, Cambridge Display Technology Limited, in California Supreme Court alleging breach of contract and fraud arising out of an alleged property lease agreement between Opsys Limited and Sunnyside Development. Cambridge Display Technology Limited was not party to the lease. Sunnyside Development seeks compensatory damages that it claims exceed $10 million and punitive damages in the amount of $25 million. Prior to the Opsys transaction in October 2002, which is described in Note 3, Opsys Limited and Sunnyside Development executed an Assignment of Lease and Consent of Lessor, which included a release of Opsys Limited by Sunnyside Development. In February 2005, the action was removed to the United States District Court for the Northern District of California. In April 2005, the United States District Court dismissed all the claims against CDT Limited and the claim for fraud against Opsys Limited, but gave Sunnyside permission to amend all its claims. On May 11, 2005, Sunnyside filed an amended complaint reasserting a fraud claim against both Opsys Limited and “CDT Ltd.” The Company made a further application to dismiss the claims and on August 8, 2005 the amended claims against CDT Limited and Opsys Limited were dismissed with prejudice and with no leave to amend, except for the claim for breach of contract against Opsys Limited which is still being pursued by Sunnyside Development. The Company believes that the claim has no merit and will fail.

Under the terms of a contract between Merck OLED, formerly know as Covion Organic Semiconductors, and the Company, the Company is obligated to provide the equivalent of ten full service equivalent scientists and engineers to work on research and development projects related to P-OLED materials until December 2006. The Company receives royalties from Merck OLED based on the revenues for all Merck OLED’s sales of P-OLED materials, whether or not those materials were developed by the project team. Until the end of 2005, the royalties received from Merck OLED were less than the costs of funding the project team and such excess costs have been expensed. Since royalties will continue to be payable after the obligation to provide research services has concluded, the Company anticipates that the contract will be profitable and accordingly has not included a loss provision. The Company is currently renegotiating the terms of this contract with Merck OLED.

On the basis of facts presently known, the Company is not involved in any other legal proceedings which could have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Commitments

The Company leases land and buildings under operating leases in which they currently conduct their business. The leases expire between March 2011 and July 2014, and can be renewed by negotiation. Future minimum lease commitments are as follows:

(in thousands)
Year ended December 31:
2006	$617
2007	617
2008	617
2009	617
2010	617
Thereafter	1,413

$4,498

Rent expense for the years ended December 31, 2005, 2004, and 2003 were $0.6 million, $0.7 million, and $0.9 million, respectively.

At December 31, 2005 and 2004 the Company had contracted for capital expenditures of approximately $0.1 million and $0.2 million, respectively, which are not reflected in the accompanying consolidated financial statements.

At December 31, 2005 and 2004 the Company had contracted for University sponsored research expenditures of approximately $2.1 million and $1.4 million, respectively, which are not reflected in the accompanying consolidated financial statements.

Litrex led a consortium developing ink jet printing technology under a project which is funded by the U.S. government. Up until August 2003, when the Company sold 50% of its equity interest in Litrex to a non-US company, $1.5 million had been received by Litrex in grant funding for that project, of which $1.0 million was passed on to other consortium members. Under the terms of this arrangement, should Litrex be sold to a non-U.S. company, previously received grant income may have to be reimbursed. The Company sold its remaining 50% equity interest in Litrex in November 2005 to the same non-U.S. company. In the event that Litrex is obligated to repay any or all of the $1.5 million, the Company has agreed that it will reimburse the amount which has to be repaid (see Note 16).

The Company has a line of credit from Lloyds TSB, a bank in the United Kingdom, that was entered into in July 2004 providing for a maximum amount of $15.0 million, which was not drawn upon at December 31, 2005 and of which $0.5 million may not be borrowed. This line of credit is available for a minimum of one year, renewable for two further years, and is secured by a letter of credit issued by Wells Fargo Bank, which is secured by the Company’s patents, trademarks and copyrights and associated license revenues. In addition to certain fixed fees payable regardless of whether or not the facility is utilized and which amount to approximately 3% of the total amount of the facility per year, the Company will be liable to pay interest and charges of 3.75% above the U.S. dollar London Inter-Bank Offer Rate on any drawing under this facility. Under the terms of this facility, any draw down requires the Company to certify that it continues to satisfy certain financial covenants: specifically its Consolidated Total Net Worth, as defined, must exceed $75.0 million, and its current assets less current liabilities, but excluding deferred revenue, must not be less than minus $15.0 million. These covenants were met at December 31, 2005. In addition, the Company is required to report the filing of any new patents, trademarks and copyrights and add those to the existing intellectual property portfolio which has been assigned as security to IPI Financial Services which arranged the letter of credit. The Company is obligated to maintain the validity of all of its patents and only to license such patents to third parties under terms which are within the parameters of its customary licensing practices or to which IPI Financial Services has provided its consent.

The Company will provide 50% of the equity funding of the joint venture, Sumation, which is estimated to be $8.1 million to March 2007. This funding figure is an estimate and will fluctuate depending on the cash requirements of the joint venture. The joint venture will fund certain R&D activities in the Company and that funding is expected to exceed $8.1 million over the same period.

14.	Segments

The Company reports segment data in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 requires companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility.

According to these criteria, the Company operated in two segments during 2003: “CDT Research and Licensing” (CDT) and “Litrex Ink Jet Equipment” (Litrex). CDT Research and Licensing comprises the parent company and U.K. subsidiary operations of the group, whose business is to develop and commercialize intellectual property concerning P-OLED technology. This segment performs research into P-OLED’s and similar devices. It seeks to license the intellectual property which results from this research. The Litrex Ink Jet Equipment segment comprises Litrex Corporation, based in California. Litrex develops and markets ink jet printing systems which can be used to manufacture P-OLED devices as well as for other applications.

For the year ended December 31, 2005, revenues from three external customers in the CDT business segment exceeded 10% of the Company’s total revenues. Total revenues from each of these customers were $4.1 million, $2.9 million and $2.8 million, respectively. The Company has $0.4 million receivable from these customers at December 31, 2005. For the year ended December 31, 2004, revenues from four external customers in the CDT business segment exceeded 10% of the Company’s total revenues. Total revenues from each of these customers were $2.9 million, $1.9 million, $1.6 million and $1.4 million, respectively. For the year ended December 31, 2003, revenues from two external customers in the CDT business segment exceeded 10% of the Company’s total revenues. Total revenues from each of these customers were $3.2 million and $2.0 million, respectively.

The Company sold 50% of its equity stake in Litrex on August 14, 2003, and, therefore, the segmental data for 2003 only includes results for the Litrex Ink Jet Equipment segment through this date. After this date, the financial results of Litrex are reported by the Company using the equity method, and, because the Company has sold the remaining 50% in November 2005, Litrex Ink Jet Equipment is no longer considered to be a segment. Since August 14, 2003, the Company believes it operates in a single business segment.

	2003
	CDT	Litrex	Eliminations	Total
Revenues from external customers	$8,072	$2,608	$—	$10,680
Inter-segment revenues	—	500	(500)	—
Interest income	563	—	(148)	415
Interest payable	(6)	(148)	148	(6)
Depreciation and amortization expenses	7,704	331	(76)	7,959
Equity in net loss of investees	(3,639)	—	—	(3,639)
Income tax (benefit)	(929)	(3)	—	(932)
Segment (loss)	(19,564)	(3,146)	(67)	(22,777)
Segment assets	113,870	—	—	113,870
Expenditure for long-lived assets	3,746	98	(143)	3,701

15.	Related Party Transactions

The following table summarizes transactions with Litrex, in which the Company held a 50% equity stake from August 14, 2003 until November 4, 2005.

Litrex related party transactions	to November 4, 2005	2004	post August 14, 2003
	(in thousands)
Ink jet printing systems	$2,126	$3,630	$1,863
Other printing related equipment	118	102	—
Services provided by Litrex to Limited	109	132	—
Services provided by Limited to Litrex	$249	$344	$112

In addition to the amounts shown above, the Company advanced to Litrex loans of $2 million, in the aggregate, of which $0.3 million was recharacterized as a deposit for an ink jet printing systems. The remaining $1.7 million, plus interest, was treated as an investment in affiliates and was repaid in November 2005.

During the year to December 2005, the Company purchased polymer materials for $0.1 million from Sumation. Limited and CDT Oxford charged Sumation $1 million for licenses, to be paid in December 2006, and $1.1 million for R&D services.

During the year ended December 31, 2003, the Company forwarded cash amounts of $2.8 million to CDT Oxford, incurred net expenses on their behalf of $0.2 million which were recharged and purchased fixed assets from them for $0.5 million. As of December 31, 2003, there was an amount due to the Company of $2.6 million (2002: $0.3 million) from CDT Oxford.

Dr. David Fyfe, CEO, is employed by the Company but is required to work in the U.K. Under the terms of his employment contract, the Company makes payments to him in order that he can settle his U.K. tax liabilities. A U.S. to U.K. tax equalization payment is made to Dr. Fyfe each year to compensate him for any taxes payable during the previous year which are in excess of what he would have paid had he been working solely in the U.S. Any payments of U.K. taxes made in the prior year are netted off the tax equalization payment. During 2005, amounts of $0.3 million (2004: $0.1 million, 2003: $0.2 million) were paid to Dr. Fyfe for the settlement of U.K. taxes. There was no liability due to or from him as of December 31, 2005.

Under the terms of Dr. Fyfe’s employment contract, he will become entitled to a pension of $0.5 million, payable in five equal installments after his retirement from the company. No payment will be made if he leaves the Company prior to the end of his contract without good reason or if his contract is terminated for cause. Payment of each annual installment will be deferred if in any year the company’s EBITDA is negative and there has been no change of control event. The full outstanding sum will become immediately payable to Dr. Fyfe’s estate in the event of his death. This liability is being accrued over the period of his employment contract—the liability at December 31, 2005 was $0.4 million.

Each of Kelso and Hillman is party to a separate consulting agreement with the Company pursuant to which they agree to provide such specific consulting services as the Company may request and the Company agrees to indemnify them from and against any claims, losses and expenses they may incur in connection with their investment in it or their provision of services to the Company under these agreements or their being a controlling person of the Company, except as may be finally judicially determined to result from gross negligence or intentional misconduct on their part. Under the terms of each of these agreements, if Kelso or Hillman provides consulting services specifically requested by the Company out of the ordinary course of business to it, the Company and Kelso or Hillman, as applicable, will negotiate a mutually acceptable advisory fee. The term of the Company’s consulting agreements with Kelso and Hillman end on the date on which, respectively, Kelso (and its affiliates) and Hillman (and its affiliates) cease to own any shares of the Company’s common stock. In connection with these agreements, Kelso and Hillman may receive consulting fees from the Company and are entitled to receive reimbursement of certain out-of-pocket fees and expenses incurred in connection with their investments in the Company. No such consulting fees have been paid to Kelso or Hillman. The Company paid Kelso expense reimbursements in the aggregate of $8 thousand, $20 thousand and $67 thousand respectively, for 2005, 2004 and 2003. The Company paid Hillman expense reimbursements in the aggregate of zero, zero and $34 thousand respectively, for 2005, 2004 and 2003.

16.	Subsequent Events

The Company issued 149,400 stock options to employees, other than executive officers, in January 2006 with an exercise price of $8.21, the then fair market value of the Company’s common stock.

In February 2006, Litrex reached an agreement in relation to the potential repayment of a grant for which the Company would ultimately have been liable. This potential liability is described in Note 13. Litrex will not now be required to repay this grant. The Company has agreed to pay $0.1 million to Litrex as a contribution to Litrex’s costs associated with this agreement and this amount is included in “Accounts payable and accrued expenses” in the December 31, 2005 balance sheet.

17.	Quarterly Data (Unaudited)

	Quarter ended March 31, 2005	Quarter ended June 30, 2005	Quarter ended September 30, 2005	Quarter ended December 31, 2005
	(in thousands)
Operating revenues	$1,561	$2,672	$6,565	$7,295
Gross profit	1,085	2,011	2,891	2,381
Loss from operations	(7,315)	(6,926)	(7,433)	(5,093)
Net (loss)/profit	(8,669)	(6,709)	(8,591)	10,154

Net (loss)/profit per common share, basic and diluted	$(0.44)	$(0.34)	$(0.44)	$0.51

Weighted average number of common shares outstanding	19,485	19,485	19,485	19,713

	Quarter ended March 31, 2004	Quarter ended June 30, 2004	Quarter ended September 30, 2004	Quarter ended December 31, 2004
	(in thousands)
Operating revenues	$1,316	$2,558	$1,645	$7,767
Gross profit	1,077	2,293	932	6,990
Loss from operations	(5,890)	(3,987)	(6,868)	(6,475)
Net loss before cumulative effect of accounting change	(5,510)	(3,857)	(7,505)	(5,713)
Net loss	(17,710)	(3,857)	(7,505)	(5,713)

Net loss per share before cumulative effect of accounting change	$(0.75)	$(0.57)	$(0.56)	$(4.29)
Net loss per common share, basic and diluted	$(1.98)	$(0.57)	$(0.56)	$(4.29)

Weighted average number of common shares outstanding	9,822	9,822	9,822	10,695

	Quarter ended March 31, 2003	Quarter ended June 30, 2003	Quarter ended September 30, 2003	Quarter ended December 31, 2003
	(in thousands)
Operating revenues	$516	$3,415	$4,688	$2,061
Gross profit	271	2,776	4,301	1,805
Loss from operations	(9,060)	(5,526)	(3,078)	(2,815)
Net loss	(9,039)	(5,994)	(3,833)	(3,911)

Net loss per common share attributable to common shareholders, basic and diluted	$(1.08)	$(0.80)	$(0.58)	$(0.56)

Weighted average number of common shares outstanding	9,743	9,710	9,710	9,710

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Litrex Corporation

In our opinion, the statements of operations, of stockholders’ equity and of cash flows for the year ended December 31, 2003 (not presented separately herein) present fairly, in all material respects, the results of operations of Litrex Corporation and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

San Jose, California

July 19, 2004