Form 10-Q
period 2006-03-31
Cambridge Display Technology, Inc.
filed 2006-05-04
CIK 1297968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, was 21,483,205 as of April 30, 2006.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

CAUTIONARY STATEMENT

CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains some “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q also contains information relating to us that is based on the beliefs of our management, as well as assumptions made by, and the information currently available to, our management. Among other things, these statements include, but are not limited to, the statements in this Quarterly Report on Form 10-Q regarding:

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

In addition, when used in this Quarterly Report on Form 10-Q the words “estimate”, “project”, “believe”, “expect”, “intend”, “anticipate”, “seek”, “will”, “may” and “plan” and similar expressions involving potential future developments are intended to identify forward-looking statements. All of these forward-looking statements reflect our current views with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by the statements, including those risks discussed in this Quarterly Report on Form 10-Q.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update beyond that required by law any forward-looking statements whether as a result of new information, future events or otherwise.

In this Quarterly Report on Form 10-Q, the terms “the Company”, “our company”, “CDT”, “we”, “us” and “our” refer to Cambridge Display Technology, Inc. and its subsidiaries, unless the context otherwise requires.

This Quarterly Report on Form 10-Q contains references to a number of trademarks that are registered trademarks of ours or our affiliates or trademarks for which we or our affiliates have pending applications or common law rights. These include P-OLED, CDT, Cambridge Display Technology and Sumation.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share information)

	March 31, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$23,820	$31,263
Marketable securities	1,735	—
Inventory	61	32
Accounts receivable, net	730	2,266
Taxes receivable	2,412	2,045
Prepaid expenses and other current assets	2,588	2,473

Total current assets	31,346	38,079

Property, equipment and leasehold improvements, net	12,392	13,593
Investments in affiliates	2,105	1,899
Marketable securities	557	633
Goodwill	65,612	65,612
Other intangible assets, net	2,502	2,897

Total assets	$114,514	$122,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,871	$7,910
Deferred revenue	1,833	1,290
Due to affiliate	104	52
Taxes payable	—	6

Total current liabilities	7,808	9,258

Other liabilities	569	567

Commitments and contingencies (Note 8)	—	—

Common shareholders’ equity:
Preferred stock, voting $0.01 par value, 46,667 authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized 21,674,703 issued and 21,483,205 outstanding	215	215
Additional paid-in capital	282,365	287,514
Deferred compensation	—	(6,082)
Accumulated other comprehensive loss	(1,103)	(1,052)
Accumulated deficit	(175,340)	(167,707)

Total common shareholders’ equity	106,137	112,888

Total liabilities and shareholders’ equity	$114,514	$122,713

See accompanying notes.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2006	2005
Operating revenues:
License fees and royalties	$79	$129
Technology services and development	698	1,432
Equipment and supplies	258	—

Total operating revenues	1,035	1,561
Cost of sales:
License fees and royalties	1	1
Technology services and development	216	475
Equipment and supplies	158	—

Total cost of sales	375	476

Gross profit	660	1,085

Operating expenses:
Research and development expenses	3,095	3,980
Selling, general and administrative expenses	3,969	4,025
Amortization of intangibles acquired	395	395

Total operating expenses	7,459	8,400

Loss from operations	(6,799)	(7,315)
Other income/(expense):
Equity in loss of affiliates	(1,415)	(1,601)
Foreign currency transaction (loss) / gain	(213)	78
Other income/(expense)	253	(416)
Interest income	257	170

Total other expense	(1,118)	(1,769)

Loss before benefit for income taxes	(7,917)	(9,084)
Benefit for income taxes	(284)	(415)

Net loss	$(7,633)	$(8,669)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.36)	$(0.44)

Weighted average number of common shares outstanding, basic and diluted	21,483	19,485

See accompanying notes.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months Ended March 31, 2006	Three months Ended March 31, 2005
Operating activities
Net loss	$(7,633)	$(8,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	1,342	1,411
Loss on sale of property, equipment and leasehold improvements	—	(15)
Amortization of other intangible assets	395	395
Stock compensation expense	933	768
Equity in loss of affiliates	1,415	1,601
Changes in operating assets and liabilities:
Accounts and tax receivable	1,169	756
Due from affiliates	—	20
Inventories and demo machines	(29)	—
Prepaid expenses and other current assets	(115)	(1,446)
Accounts and tax payable and accrued expenses	(2,045)	(2,420)
Due to affiliates	52	—
Deferred revenue	543	1,641
Other current and non-current liabilities	2	60

Net cash used in operating activities	(3,971)	(5,898)
Investing activities
Acquisition of property, equipment and leasehold improvements	(141)	(285)
Disposal of property, equipment and leasehold improvements	—	21
Costs related to acquisition of CDT Oxford	—	(111)
Loans advanced to affiliate (Litrex)	—	(1,300)
Investment in affiliates	(1,596)	(1,056)
Investment in marketable securities	(1,735)	—

Net cash generated by/(used in) investing activities	(3,472)	(2,731)
Financing activities
Issuance of common stock	—	(67)

Net cash generated by financing activities	—	(67)

Net increase/(decrease) in cash	(7,443)	(8,696)
Cash and cash equivalents—beginning of period	31,263	26,892

Cash and cash equivalents—end of period	$23,820	$18,196

Supplemental disclosures of cash flow information
Interest (paid)	$(1)	—
Taxes (paid)	$(34)	$(45)

See accompanying notes.

Cambridge Display Technology, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, or our “2005 Form 10-K”.

2. Significant Accounting Policies

In March 2006, the Company purchased a number of certificates of deposits, some with maturities of 90 days or less and others with maturities of more than 90 days but less than one year. The Company includes certificates of deposits with maturities dates of 90 days or less within “Cash and cash equivalents” and includes certificates of deposits with maturities of more than 90 days but less than one year within “Marketable securities” in current assets. The Company intends to hold these certificates until maturity and, therefore, considers these as “held to maturity” investments and not “available for sale” investments. The Company accrues interest receivable from these certificates as at the end of each period, but does not revalue them based on current market prices.

See Notes 5 and 7 for a description of changes to the Company’s accounting policy with regard to stock-based compensation.

3. Other Comprehensive Loss

An unrealized loss of $0.1 million was reported in the three months ended March 31, 2006 due to the revaluation of marketable securities held by the Company. The securities are quoted in British pounds and, therefore, the revaluation includes an element of exchange rate fluctuation as well as a decrease in the stock price.

	Three months ended March 31,
	2006	2005
	in thousands
Net Loss	$(7,633)	$(8,669)
Other comprehensive loss:
Unrealized (losses)/gains on marketable securities	(82)	138
Foreign currency translation adjustments	31	(29)

Other comprehensive loss:	(51)	109

Comprehensive loss	$(7,684)	$(8,560)

4. Investments in Affiliates

In January 2006, the Company invested $1.6 million in Sumation Company Limited, or Sumation, a 50%-owned joint venture between the Company and Sumitomo Chemical Company Limited, or Sumitomo Chemical. In January 2006, Sumation paid $2.0 million to the Company in reimbursement of research and development incurred on projects for Sumation. In March 2006, Sumation purchased from the Company intellectual property rights which the Company had acquired from a third party for $1.4 million.

5. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS 123, “Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim period after December 15, 2005. The Company adopted SFAS 123(R) effective January 1, 2006 and the impact and method of adoption is described in Note 7 below.

6. Income Taxes

Income taxes are a benefit for the three months ended March 31, 2006 and 2005 reflecting tax credits to be received for research and development costs from the United Kingdom government, net of Delaware franchise tax payments.

The “Taxes receivable” balance of $2.4 million at March 31, 2006 includes $1.9 million of income tax refunds due for the year ended December 31, 2005 and $0.3 million for the three months ended March 31, 2006. The balance represents anticipated United Kingdom value added tax recoveries.

7. Stock-Based Compensation

At March 31, 2006, the Company had three stock-based employee compensation plans, which are described more fully below. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB 25 and related interpretations, as permitted by SFAS 123. No stock-based employee compensation cost was recognized in relation to the Company’s two stock option plans in the Statement of Operations for the three months ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock option expense was recognized in relation to restricted stock units which had been issued pursuant to the Company’s special bonus plan. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

SFAS 123(R) requires that compensation expense be adjusted for projected forfeitures of stock options. In calculating pro-forma stock-based employee compensation expense prior to January 1, 2006, the Company did not make any adjustment for such forfeitures.

The effect of the adoption of SFAS 123(R) on the Company’s Loss from operations, Loss before benefit for income taxes and Net loss for the three months ended March 31, 2006 has been to increase each of these by $0.2 million in relation to compensation expense for stock options as shown in the table below. The adoption of SFAS 123(R) has had no impact on the Company’s statement of cash flows and no material impact on Earnings per share.

	Compensation Expense for three months ended March 31, 2006		Pro Forma Compensation Expense for three months ended March 31, 2005
	(in thousands)
CDT Acquisition Corp. Stock Incentive Plan	$21	(1)	$63
2004 Stock Incentive Plan	164	(1)	151

Total Compensation Expense for Stock Options	$185	(1)	$214

Special Bonus Plan	748	(2)	768

Total Compensation Expense for Restricted Stock Units	$748	(2)	$768

Total Stock-Based Compensation Expense	$933		$982

(1)	compensation expense for stock options for the three months ended March 31, 2005 was only reported in pro-forma footnote disclosures and not in the Statement of Operations.
(2)	compensation expense for restricted stock units issued in relation to the special bonus plan for the three months ended March 31, 2005 was reported in both pro-forma footnote disclosures and in the Statement of Operations. The only impact on the adoption of SFAS 123(R) on the compensation expense recognized with respect to these units was to account for estimated future forfeitures. This impact is not material.

For the period ended March 31, 2005, the Company followed APB 25 and related interpretations in accounting for stock options awarded to employees. Accordingly the Company recognized no compensation expense with respect to options granted to employees. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by SFAS 123, the Company’s net loss for the three months ended March 31, 2005 would have been the pro forma amount indicated below:

Three Months Ended March 31, 2005
2005
in thousands
Net loss—as reported	$(8,669)
Less: accretion of preferred stock	—
Add back: APB 25 expense	768
Less: total stock-based employee compensation expense under the fair value method	(982)

Net loss attributable to common shareholders—pro forma	$(8,883)

Net loss per share:
Basic and diluted—as reported	$(0.44)

Basic and diluted—pro forma	$(0.46)

Employee Stock Options

In April 2000, the Company adopted the “CDT Acquisition Corp. Stock Incentive Plan” (the “Plan”). Under the Plan, options may be granted to employees, consultants and directors. Options available for grant under the Plan totalled 1,170,361. Under the Plan, employees generally were granted two types of options in one grant: Service Options (one-third of total grant) and Exit Options (two-thirds of total grant). Service Options granted in 2002 and later were granted at fair market value at date of grant, and generally vest 25% on the six-month anniversary of grant, and 25% on the anniversary date of each grant for each of the next three years. Fair value was determined by reference to equity sold during the relevant period. Prior to 2002, Service Options were generally granted at fair market value at date of grant, vest 25% on the date of grant and 25% per annum thereafter and have lives of no more than 10 years. Exit Options become exercisable, if at all, on the date of the first occurrence of a change in control (a “Vesting Event”, as defined in the Plan), in which the majority shareholders receive an internal rate of return of at least 30%. If upon the first Vesting Event, the required internal rate of return is not achieved, they shall not become exercisable as a result of a Subsequent Vesting Event, as defined by the Plan.

In August 2004, the Company adopted the 2004 Stock Incentive Plan. This plan provides for the award of (i) stock options (including incentive stock options), (ii) restricted stock and restricted units, (iii) stock appreciation rights, (iv) incentive stock and incentive units and (v) deferred shares and supplemental units. Awards may be made to directors, officers, employees and consultants. Any options issued will be priced at fair market value and the number of shares subject to such options and awards will be a maximum of 725,000 shares of the Company’s common stock plus such number of options granted under the existing stock incentive plan as are forfeited under such plan or which otherwise lapse after December 2004. To date, only stock options with exercise prices of the fair market value on the date of grant have been issued under this plan. All such options vest in three equal annual installments from the date of grant, with accelerated vesting upon change of control, and have no conditions attached to exercise other than continued employment with the Company. These options expire ten years after grant. The Company recognizes compensation expenses for stock options ratably over the vesting period of the option, adjusted for projected and actual forfeitures.

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model using assumptions for the risk-free interest rate, volatility factor and expected life as detailed in the table below. The volatility factor for options issued prior to the Company’s initial public offering was based on the volatility of the Company’s stock price as measured using the prices at which stock was bought while the Company remained private. The volatility factor used for options issued on or after the Company’s initial public offering but before the December 31, 2005 was based on fluctuations in the stock price of comparable public companies. Effective January 1, 2006, the Company calculated the volatility of its own stock using the daily closing price for the period since its initial public offering and determined that this provided a reasonable estimate of future volatility. The Company believes that an expected life of four years is a reasonable assumption for a company whose stock is relatively volatile but does not currently have any history of options being exercised.

Options Issued in:	2006 Q1	2005	2004 (post- IPO)	2004 (pre- IPO)	2003
Black-Scholes Assumptions:
Risk Free Interest Rate	4.363%	3.31%	3.31%	4.25%	4.25%
Volatility Factor	68.0%	74.8%	74.8%	15.3%	15.7%
Expected Life	4 Years	4 Years	4 Years	4 Years	4 Years
Dividend Yield	Zero	Zero	Zero	Zero	Zero

The Company makes an estimate of projected stock option forfeitures based on historical staff departures, adjusted for any one-time events which it does not believe will be representative of future periods.

A summary of stock option activity for the three months ended March 31, 2006 is shown in the table below.

Stock Options	Shares	Exercise Price Range			Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2005	786,690	$5.70	-	$27.60	$20.50
Granted	149,400	8.21	-	8.21	8.21
Cancelled	(47,863)	8.00	-	27.60	19.13

Outstanding March 31, 2006	888,227	$5.70	-	$27.60	$14.30	7.51	$205

Exercisable at March 31, 2006	256,380	$8.04	-	$27.60	$19.41	5.56	$2

The fair value of each of the 149,400 options granted in the three months ended March 31, 2006 was $4.48. No options have been exercised since the Company’s initial public offering in December 2004. The Company will issue new shares in the event that any options are exercised. At March 31, 2006, 698,690 shares were available for future grants.

The Company recognized $0.2 million of compensation expense in relation to stock options in the three months ended March 31, 2006. The Company will recognize $0.6 million of compensation expense in the remaining nine months of 2006, $0.8 million in 2007 and $0.5 million in 2008 with respect to stock options which were granted prior to March 31, 2006 but were not fully vested on that date, assuming that all such options do vest. Lower expense will be recorded to the extent that such options are cancelled prior to becoming fully vested and higher expenses will be recorded to the extent that the Company issues further stock options.

Special Bonus Plan

In December 2004, the Company allocated awards under its special bonus plan to officers and employees. These awards were made from a bonus pool with a value of $14.4 million, based on the initial public offering price for our common stock of $12.00 per share. All awards under this plan made with respect to this offering were made in restricted stock units representing a right to receive, in the aggregate, 1,200,000 shares of our common stock. Such awards generally vest in three equal installments on each of the first three anniversaries of the public offering. However, if Kelso & Company, or Kelso, the Company’s largest shareholder, sells, in the aggregate, more than 25% of its shares of our common stock, such awards will vest in full upon such sale. Except as discussed below in relation to the award made to the Company’s chief executive officer, the Company is expensing the value of these awards over a three-year period commencing December 2004, subject to acceleration in the event of a Kelso sale.

A large majority of the awards made under this plan will be subject to U.K. employer’s national insurance tax, which is currently 12.8% of the value of the awards and which would be payable by the Company based on the market value of the stock on the date it becomes available for sale. The accrued charge for the U.K. employer’s national insurance tax will depend on the market price of our common stock when it is delivered and will be subject to variability upon fluctuations in our stock price until such time as all shares of our common stock have been delivered to recipients of awards under this plan. The U. K. national insurance tax will have to be paid at the time the stock is issued to the award holders.

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

Until December 31, 2005, the Company accounted for these issued units under APB 25 whereby the fair value of these units at the issuance date is expensed over the vesting period. In adopting SFAS 123(R) effective January 1, 2006, the Company has continued to use the same fair value assumption for these units. The Company has considered likely future forfeitures of awards made under this plan and, in doing so, has divided the recipients into two categories: executive management which holds 92% of the award and other employees which hold 8% of the awards. The Company believes that it is highly unlikely that any of the executive management will forfeit any of their awards under this plan prior to vesting and has, therefore, applied a staff turnover assumption of zero to this category. It has applied the same staff turnover percentage as is being used for stock options to the other employees category. The result of applying these forfeiture assumptions is immaterial and no cumulative effect of accounting change has been reported as a result of the adoption of SFAS 123(R) with respect to this plan.

In the three months ended March 31, 2006, the Company charged $0.8 million to operating expenses in relation to awards to bonus holders other than the Company’s chief executive officer. There was a reduction of the liability which had been accrued at December 31, 2005 for U. K. national insurance tax on special bonus plan awards due to a decline in the Company’s share price between December 31, 2005 and March 31, 2006 and a charge in relation to U.K. national insurance tax on awards which were expensed in the three months ended March 31, 2006. The net of these two amounts was zero and so no net charge was made in relation to U. K. national insurance tax on special bonus plan awards in the three months ended March 31, 2006.

The U.K. national insurance tax accrual on special bonus plan awards will continue to vary depending on the share price at the end of each quarter, the vesting schedule, the current U. K. employer’s national insurance tax rate and whether or not award holders become subject to, or continue to be subject to, U.K. national insurance tax.

8. Commitments and Contingencies

Included within “Other intangible assets, net” at March 31, 2006 and December 31, 2005 is a license for intellectual property which is valued, net of accumulated amortization, at $0.6 million and $0.8 million, respectively. The licensor had previously advised the Company that this license is terminated, on grounds which the Company believed are not well founded. In March 2006, this dispute was resolved and the license reinstated on terms similar to those that had previously applied.

In January 2005, Sunnyside Development Company filed a complaint against Opsys Limited and a company named by Sunnyside Development as CDT Limited, which is presumably intended to refer to one of the Company’s subsidiaries, Cambridge Display Technology Limited, in California Supreme Court alleging breach of contract and fraud arising out of an alleged property lease agreement between Opsys Limited and Sunnyside Development. Cambridge Display Technology Limited was not party to the lease. Sunnyside Development seeks compensatory damages that it claims exceed $10 million and punitive damages in the amount of $25 million. Prior to the Company’s acquisition of an interest in certain of the activities of Opsys in October 2002, Opsys Limited and Sunnyside Development executed an Assignment of Lease and Consent of Lessor, which included a release of Opsys Limited by Sunnyside Development. In February 2005, the action was removed to the United States District Court for the Northern District of California. In April 2005, the United States District Court dismissed all the claims against CDT Limited and the claim for fraud against Opsys Limited, but gave Sunnyside permission to amend all its claims. On May 11, 2005, Sunnyside filed an amended complaint reasserting a fraud claim against both Opsys Limited and “CDT Ltd.” The Company made a further application to dismiss the claims and on August 8, 2005 the amended claims against CDT Limited and Opsys Limited were dismissed with prejudice and with no leave to amend, except for the claim for breach of contract against Opsys Limited which is still being pursued by Sunnyside Development. The Company believes that the claim has no merit and will fail. The Company further believes that the claim for punitive damages is no longer valid since the claim for fraud has been dismissed.

Under the terms of a contract between Merck OLED, formerly known as Covion Organic Semiconductors, and the Company, the Company is obligated to provide the equivalent of ten full service equivalent scientists and engineers to work on research and development projects related to P-OLED materials until December 2006. The Company receives royalties from Merck OLED based on the revenues for all Merck OLED’s sales of P-OLED materials, whether or not those materials were developed by the project team. Until March 31, 2006, the royalties received from Merck OLED were less than the costs of funding the project team and such excess costs have been expensed. Since royalties will continue to be payable after the obligation to provide research services has concluded, the Company anticipates that the contract will be profitable and accordingly has not included a loss provision. The Company is currently renegotiating the terms of this contract with Merck OLED.

On the basis of facts presently known, the Company is not involved in any other legal proceedings which could have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Commitments

In March 2006, the Company cancelled its line of credit from Lloyds TSB which had been secured by a letter of credit arranged by IPI Financial Services. As a result of this cancellation, the Company has been released from its obligations to pay certain fees to both Lloyds TSB and IPI Financial Services, to report the filing of any new patents, trademarks and copyrights and add those to the existing intellectual property portfolio which has been assigned as security to IPI Financial Services and to maintain the validity of all of its patents and only to license such patents to third parties under terms which are within the parameters of its customary licensing practices or to which IPI Financial Services has provided its consent.

9. Subsequent Events

In April 2006, the Company invested $3.2 million to maintain its 50% equity stake in its joint venture, Sumation. In April 2006, Sumation paid $4.0 million to the Company in reimbursement of research and development incurred on projects for Sumation.

In April 2006, the Company received a refund of $0.6 million from IPI Financial Services with respect to the cancellation of the line of credit described in Note 7 above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those expected in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Item 1A of Part II below or elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a pioneer in the development of P-OLEDs and their use in next-generation flat panel displays and other applications. The fundamental discoveries relating to our P-OLED materials were made by a team of researchers at the Cavendish laboratories at the University of Cambridge in 1989 that included Dr. Jeremy Burroughes, our Chief Technical Officer. Since our inception in 1992, we have focused on continuing research and development related to the production, manufacturing and commercialization of P-OLED technology in the flat panel display and other industries. Our revenues are primarily generated from the licensing of rights to use our IP portfolio, from ongoing product royalties, from fees generated from transfer of technology and joint technology development agreements and from the sale of ink jet printing equipment, display test equipment and polymer inks.

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

While we have made significant progress over the past few years in advancing our P-OLED technology into a number of display licenses, we have incurred significant losses and will continue to do so unless our P-OLED technology becomes more widely adopted and commercialized by flat panel display manufacturers. As of March 31, 2006, we had an accumulated deficit of $175.3 million in large part due to the research and development expenditures we have incurred. Our total research and development expenditures since 1999 exceed $91 million.

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

In order to accommodate our many current and potential Asian licensees and partners, we maintain representative offices in Japan and Taiwan. Two of our senior executives are based in Japan, one of whom is seconded to Sumation, our 50%-owned joint venture with Sumitomo Chemical. Other senior executives, including our Chief Executive Officer, travel frequently from our corporate offices to Asia and other destinations in order to develop our relationships with both existing and potential new licensees.

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

Management monitors performance in achieving these goals by reference to internal and external technology developments. Progress in the other areas is demonstrated by the increasing service lifetimes of our P-OLED materials, the size of demonstration displays being exhibited by ourselves and display manufacturers, the increasing number of companies which are working with us on technology services and development projects and increasing revenues from these projects.

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

The commercial exploitation of P-OLED technology is not limited to display applications. In March 2006, Seiko Epson Corporation announced that they had succeeded in creating a print head that uses OLED as a high brightness light source. We believe that this opens the way for utilization of P-OLED as a new technology for printers and will potentially lead to the manufacture of color printers that are smaller, have higher resolution and faster printing speeds.

In reading our financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance:

•	because our license fees often consist of large one-time payments and our royalties for the foreseeable future are expected to be smaller, recurring payments, we expect fluctuations in these revenues depending on the periods in which we enter into new licenses;

•	we have and will continue to invest significant resources in research and development in order to develop and effectively demonstrate our technology so that it can be commercialized in a growing number of applications, which is indicated by our total research and development expenditures in the first quarter of 2006 of $ 3.1 million;

•	we expect that our future royalties will be impacted by the extent to which we continue to enter into new technology development agreements and existing technology development partners enter into commercial licenses for use of our P-OLED technology; and

•	we expect that our future royalties will be impacted by the extent to which our existing licensees expand the use of our P-OLED technology in commercial applications in their consumer electronic products.

Results of Operations

Comparison of Three Months Ended March 31, 2006 and March 31, 2005

Operating revenues (in thousands, except percentages)	Three months ended March 31, 2006	Three months ended March 31, 2005	% Increase / (Decrease)
License fees and royalties	$79	$129	(39)%
Technology services and development	698	1,432	(51)%
Equipment and supplies	258	—	N/A

Total operating revenues	$1,035	$1,561	(34)%

License fees and royalties revenues were approximately $0.1 million in the first quarters of both 2006 and 2005:

•	no license fee revenue was recorded in either quarter

•	royalties were received from five licensees in both quarters

Technology services and development revenues declined by $0.7 million, or 51%, from $1.4 million in the first quarter of 2005 to $0.7 million in the first quarter of 2006 because revenue was received from Sumitomo Chemical in the first quarter of 2005 but no corresponding revenue was received from them in the first quarter of 2006, due to the establishment of Sumation, our 50%-owned joint venture with Sumitomo Chemical, in November 2005 and the termination of the contract research arrangements with Sumitomo Chemical which had previously applied. Technology services and development revenues were received from seven customers during the first quarter of 2006 compared with six customers during the first quarter of 2005.

Equipment and supplies revenue was $0.3 million for the first quarter of 2006 compared with zero during the first quarter of 2005.

Toshiba Matsushita Displays, Toppan Printing and OTB NV each accounted for in excess of 10% of our revenues for the first quarter of 2006. Sumitomo Chemical, Kolon and Samsung Electronics each accounted for in excess of 10% of our revenues for the first quarter of 2005. Sumitomo Chemical is a shareholder of CDT owning less than 10% of our common stock.

Cost of sales (in thousands, except percentages)	Three months ended March 31, 2006	% of Revenues *	Three months ended March 31, 2005	% of Revenues *
License fees and royalties	$1	1%	$1	1%
Technology services and development	216	31%	475	33%
Equipment and supplies	158	61%	—	—

Total cost of sales	$375	36%	$476	30%

Gross profit	$660	64%	$1,085	70%

*	the percentages shown in these columns represent each Cost of sales figure divided by the corresponding Revenue figure from the Operating Revenues table above

Cost of sales related to License fees and royalties was 1% of related sales for the first quarters of both 2006 and 2005. This comprises payments made to third parties from whom we have acquired intellectual property. We expect that cost of sales for License fees and royalties will average between 1% and 2% of related sales in the future.

Cost of sales related to Technology services and development fell from 33% for the first quarter of 2005 to 31% for the first quarter of 2006. We expect that the cost of sales percentage will fluctuate from quarter to quarter due to the differing requirements of revenue generating projects. We believe that the percentage reported in the first quarter of 2005 will be more representative of future periods and, therefore, expect to report a higher cost of sales percentage in future periods than was reported in the first quarter of 2006.

Cost of sales related to Equipment and supplies revenues was 61% of related sales for the first quarter of 2006. There were no revenues or costs for Equipment and supplies in the first quarter of 2005.

Gross profit decreased by $0.4 million from $1.1 million in the first quarter of 2005 to $0.7 million in the first quarter of 2006 due to lower revenues. The aggregate margin percentage was lower for the first quarter of 2006 because of the revenue mix: a higher proportion of our revenues in the first quarter of 2006 was in lower margin revenue categories compared with the first quarter of 2005.

We only charge direct labor cost and variable cost of materials associated with each revenue-generating project to cost of sales and do not charge any allocation of fixed cost overheads. Therefore, relatively high margins are required, for both Technology services and development and Equipment and supplies, in order for the related contracts to make a contribution to our fixed costs, including our research and development costs.

Operating expenses (in thousands, except percentages)	Three months ended March 31, 2006	Three months ended March 31, 2005	% Increase / (Decrease)
Research and development expenses	$3,095	$3,980	(22)%
Selling, general and administrative expenses	3,969	4,025	1%
Amortization of intangibles acquired	395	395	0%

Total operating expenses	$7,459	$8,400	(11)%

Our research and development expenses decreased by $0.9 million from $4.0 million in the first quarter of 2005 to $3.1 million in the first quarter of 2006 because of:

•	a decrease of $1.9 million due to costs being reimbursed by Sumation, our 50%-owned joint venture with Sumitomo Chemical. This level of reimbursement is likely to continue in future periods;

•	an increase of $0.1 million in stock compensation expense due to the transfer of staff from administrative to research functions;

•	an increase of $0.3 million due to additional effort on research projects; and

•	an increase of $0.6 million due to less of the cost of the research and development function being charged to revenue generating projects and correspondingly more being charged to Research and development expense, this $0.6 million increase was due to $0.8 million being spent in the first quarter of 2005 compared with $0.2 million in the first quarter of 2006 on activities which were similar in nature to research and development but which directly supported revenue-generating projects and were not therefore classified as Research and development expenses.

Research and development expenses will continue to vary from quarter to quarter due to the specific requirements of the projects being carried out in any quarter.

Our selling, general and administrative expenses were $4.0 million for the first quarters of both 2005 and 2006 because an increase of $0.1 million in stock compensation expense due to a change in accounting policy which resulted in the fair value of stock options granted to employees being reported as compensation expenses was offset by $0.1 million of administrative expenses which were reimbursed by Sumation, our 50%-owned joint venture with Sumitomo Chemical.

Our amortization of intangibles acquired remained constant at $0.4 million for the first quarters of 2005 and 2006.

Other expense (in thousands)	Three months ended March 31, 2006	Three months ended March 31, 2005
Equity in loss of affiliates	$(1,415)	$(1,601)
Foreign currency transaction (loss) / income	(213)	78
Other income / (expense)	253	(416)
Interest income	257	170

Total Other expense	$(1,118)	$(1,769)

Equity in loss of affiliates: Equity in loss of affiliates in the first quarter of 2005 included 50% of the losses of Litrex Corporation, or Litrex. We ceased reporting any equity in loss in relation to Litrex in November 2005 following the sale of our remaining equity stake. Also in November 2005, we acquired a 50% interest in Sumation and the Equity in loss reported for the first quarter of 2006 relates to our 50% interest in Sumation. We expect to continue reporting losses for Sumation in future periods.

Foreign currency transaction (loss) / income: Currency gains in the first quarter of 2005 primarily resulted from the revaluing of assets and liabilities denominated in currencies other than U.S. dollars. We would expect a gain from such revaluations in 2006 if the U.S. dollar weakens versus the British pound during the year and a loss if it strengthens since our British pound assets exceed our British pound liabilities. The loss reported in the first quarter of 2006 was primarily due to losses realized on the execution of forward foreign exchange contracts.

Other income: The loss of $0.4 million reported in the first quarter of 2005 related to an unrealized loss in the value of forward exchange contracts, which we had taken out in order to economically hedge future British pound expenses. The gain of $0.3 million in the first quarter of 2006 relates to the reversal of unrealized losses on these contracts which had been reported in prior periods.

Interest income: Interest income increased by $0.1 million from $0.2 million in the first quarter of 2005 to $0.3 million in the first quarter of 2006 due to higher average cash balances.

Our benefit for income taxes fell from $0.4 million in the first quarter of 2005 to $0.3 million of 2006. A benefit is shown because we surrender tax losses which related to certain research and development expenditures to the U. K. tax authorities in return for a cash payment. The amount of benefit we can accrue is reduced to the extent that such expenses support revenue-generating contracts and this amount is lower in the first quarter of 2006 because we are not able to claim any benefit in relation to research and development costs which are re-imbursed by Sumation, our 50%-owned joint venture company with Sumitomo Chemical.

Our net loss decreased by $1.1 million from $8.7 million in the first quarter of 2005 to $7.6 million in the first quarter of 2006 because lower Gross profit was more than offset by lower Operating expense and lower Other expense, as described above.

Liquidity and Capital Resources

(in thousands)	2006 Q1	2005 Q1
Summary Cash Flow

Net loss	$(7,633)	$(8,669)
Non-cash items	4,085	4,160
Changes in operating assets and liabilities	(423)	(1,389)

Net cash used in operating activities	$(3,971)	$(5,898)

Acquisition of fixed and intangible assets	$(141)	$(264)
Acquisition of equity interests	(1,596)	(1,167)
Loans to affiliates		(1,300)
Investments in marketable securities	(1,735)

Net cash used in investing activities	$(3,472)	$(2,731)

Cash used in financing activities	—	$(67)

Net decrease in cash	$(7,443)	$(8,696)

Cash at March 31, 2006 and 2005	$23,820	$18,196

Current Marketable Securities at March 31, 2006 and 2005	$1,735	—

Cash plus Current Marketable Securities at March 31, 2006 and 2005	$25,555	$18,196

Net cash used in operations decreased by $1.9 million from $5.9 million in the first quarter of 2005 to $4.0 million in the first quarter of 2006 due to:

•	an increase of $0.4 million due to lower sales causing a commensurate reduction in gross margin;

•	a decrease of $0.9 million due to lower operating expenses; reported operating expenses were $1.0 million lower but $0.1 million of this reduction was due to non-cash items such as stock compensation expense and depreciation expense;

•	a decrease of $0.4 million due to foreign currency gains and losses and other income and expense related to the revaluation of foreign exchange contracts;

•	a decrease of $0.1 million due to an increase in interest income;

•	an increase of $0.1 million due to taxation; and

•	a decrease of $1.0 million due to changes in operating assets and liabilities, including a decrease in our deferred revenues.

In the first quarter of 2005 we invested $1.1 million in Add-Vision Inc, a California company. We have not made additional investments since then but may do so in future periods. In the first quarter of 2006 we invested $1.6 million in Sumation and are committed to investing a further $6.5 million during 2006 and 2007, $3.2 million of which we invested in April 2006. We may provide funding in excess of the amounts we have already committed in future periods. The amount of funding required by Sumation will be dependent on the extent to which Sumation is able to fund its activities from sales of P-OLED materials. Sumation funds some of our research and development activities and we expect to receive more in reimbursements from Sumation than we will invest in the funding of Sumation.

We have invested $1.7 million in certificates of deposit with maturities of more than 90 days but less than one year. We anticipate holding these investments to maturity.

We expect, based on our internal forecast and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts and revenues) that we have sufficient cash to meet our obligations for at least the next 12 months. Until March 2006 we had a line of credit for a maximum amount of $15.0 million, of which $0.5 million could not be borrowed. We have had no drawings under this line of credit since December 2004 and, in March 2006, we determined that it was no longer cost effective to retain this facility and we terminated the line of credit at that time.

During 2005 we entered into a number of forward exchange contracts to sell U.S. dollars and buy British pounds in order to fund our U. K. operating expenses during 2006. Under the terms of these contracts, if the spot exchange rate as each contract matures is higher than an agreed protection rate we will sell the U.S. dollars at that rate. If the spot exchange rate as each contract matures is lower than the protection rate we will sell half of the contracted U.S. dollars at that rate and half at the spot exchange rate. The purpose of these transactions is to limit the risk of adverse exchange rate fluctuations while retaining some benefit in the event of favorable fluctuations. At March 31, 2006, we had outstanding contracts covering each of the months from April to September 2006 each for an amount of $1.75 million and at exchange rates of between 1.79 and 1.91 U. S. dollars to one British Pound. We are no longer entering into such contracts but may do so in the future. These contracts were not designated as hedging instruments and, therefore, gains and losses are recognized immediately in earnings during the period.

In February 2006 we outsourced responsibility for managing our cash investments and foreign exchange conversion requirements to Schroder Investment Management Limited, or Schroders, a professional treasury management firm. We now sell U. S. dollars and buy British pounds at spot exchange rates based on our cash requirement projections and advice as to the timing of such transaction provided by Schroders.

Critical Accounting Policies

General

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of these statements requires us to make certain estimates and judgments that affect the statement of operations, balance sheet, cash flow or disclosures relating to contingent assets or liabilities. Our actual results might, under different assumptions and conditions, differ from our estimates. Significant estimates include the valuation of our IP, lives of our long-lived assets and estimates related to the delivery of know-how and services under technology services contracts. The following is an update of the discussion of our critical accounting policies set forth in our 2005 Form 10-K. For a complete discussion of our most critical accounting policies, as well as the estimates and judgments involved, refer to “Critical Accounting Policies and Significant Developments and Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2005 Form 10-K.

Stock Based Compensation

As explained in Note 7 to our consolidated financial statements, we followed APB 25 and related interpretations in accounting for stock options through December 31, 2005. Accordingly, other than certain grants at less than fair value, we recognized no compensation expense with respect to options granted to employees in the first quarter of 2005.

Effective January 1, 2006, we adopted SFAS 123(R), which replaces SFAS123 and supersedes APB 25, and started recorded compensation expense with respect to unvested stock options using the modified prospective method. We have continued using the Black-Scholes model to calculate the fair value of stock option awards. Prior to December 2004, we issued some options which could only vest if a specified rate of return was made by our largest shareholders but, since December 2004, no such conditions have applied to any of our stock option awards. We are using similar assumptions to those we used previously when applying this model with the exception that, instead of basing our volatility assumption solely on the historic volatility of stocks comparable to ours, we use the historic volatility of our own stock as a guide to assist us in making a reasonable determination of expected future volatility.

We have made no modifications to the terms of any stock option awards prior to the adoption of SFAS 123(R). We will continue to calculate vesting using the straight line method over the requisite service period.

In adopting SFAS 123(R) we have taken account of projected future stock option forfeitures when calculating stock option compensation expense which was not included in determining the pro forma expense discussed above.

SFAS 123(R) also applies to our special bonus plan pursuant to which restricted stock units were issued to employees in December 2004. We have charged the fair value of these units to compensation expense over their vesting period, other than with respect to those units issued to our Chief Executive Officer which were charged to compensation expenses in the period in which they were issued. The application of SFAS 123(R) has not had a material impact on the expense recorded in relation to these restricted stock units.

We recognized $0.2 million of compensation expense in relation to stock options in the three months ended March 31, 2006. We will recognize $0.6 million of compensation expense in the remaining nine months of 2006, $0.8 million in 2007 and $0.5 million in 2008 with respect to stock options which were granted prior to March 31, 2006 but were not fully vested on that date, assuming that all such options do vest. Lower expense will be recorded to the extent that such options are cancelled prior to becoming fully vested and higher expense will be recorded to the extent that we issue further stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A majority of our revenues are denominated in U.S. dollars. These revenues include royalties based on revenues or production costs of our licensees that may be denominated in U.S. dollars or other currencies. Where such revenues or productions costs of our licensees are denominated in other currencies, they are converted to U.S. dollars for the purpose of calculating any licensing royalties due to us. Our licensing royalty revenues may decrease as a result of any appreciation of the U.S. dollar against these other currencies.

The majority of our current expenditures are incurred in British pounds in order to fund our operations in the United Kingdom. If the U. S. dollar depreciates versus the British pound, additional U.S. dollars will be required to fund our operations in the United Kingdom. For example, a change in the rate at which we exchange U.S. dollars to British pounds from 1.8 to 1.9 would, at the current rate of expenditure, cost us approximately an additional $1 million per year.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In January 2005, Sunnyside Development Company filed a complaint against Opsys Limited and a company named by Sunnyside Development as CDT Limited, which is presumably intended to refer to one of our subsidiaries, Cambridge Display Technology Limited, in California Supreme Court alleging breach of contract and fraud arising out of an alleged property lease agreement between Opsys Limited and Sunnyside Development. Cambridge Display Technology Limited was not party to the lease. Sunnyside Development seeks compensatory damages that it claims exceed $10 million and punitive damages in the amount of $25 million. Prior to our acquisition of an interest in certain of the activities of Opsys in October 2002, Opsys Limited and Sunnyside Development executed an Assignment of Lease and Consent of Lessor, which included a release of Opsys Limited by Sunnyside Development. In February 2005, the action was removed to the United States District Court for the Northern District of California. In April 2005, the United States District Court dismissed all the claims against CDT Limited and the claim for fraud against Opsys Limited, but gave Sunnyside permission to amend all its claims. On May 11, 2005, Sunnyside filed an amended complaint reasserting a fraud claim against both Opsys Limited and “CDT Ltd.” We made a further application to dismiss the claims and on August 8, 2005 the amended claims against CDT Limited and Opsys Limited were dismissed with prejudice and with no leave to amend, except for the claim for breach of contract against Opsys Limited which is still being pursued by Sunnyside Development. We believe that the claim has no merit and will fail. We further believe that the claim for punitive damages is no longer valid since the claim for fraud has been dismissed.

We review any outstanding claims against us with internal and, if deemed appropriate, external legal counsel to assess the probability and estimates of loss. We reassess the risk of loss as new information becomes available and we adjust liabilities, if any, as appropriate. The actual cost of resolving any claims may be substantially different from the amounts of liability recorded. We have not recorded any liability with respect to the claim from Sunnyside described above.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information included in this Quarterly Report on Form 10-Q and our 2005 Form 10-K before making an investment decision. If any of the following risks or uncertainties actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expected in those forward-looking statements as a result of certain factors, including the risks and uncertainties faced by us described below and elsewhere in this Quarterly Report on Form 10-Q and our 2005 Form 10-K.

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

We license our P-OLED technology to P-OLED materials manufacturers and display manufacturers, which then incorporate our technology into the materials and products they sell. Even if we and our display manufacturer licensees develop commercially viable applications for our P-OLED technologies, we may never recover our research and development expenses. We had net losses of $22.8 million, $22.6 million (exclusive of the cumulative effect of an accounting change) and $13.8 million for the years ended December 31, 2003, 2004 and 2005, respectively, and $7.7 million for the three months ended March 31, 2006 and, as of March 31, 2006, we had an accumulated deficit of $175.3 million. We expect to report net losses in future periods. We cannot predict what impact continued net losses might have on our ability to finance our operations in the future or on the market value of our common stock.

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

With the formation of our 50%-owned joint venture, Sumation, we have an interest in the supply of materials to the OLED industry. Kodak, Idemitsu-Kosan, Merck OLED and Universal Display Corporation currently compete with Sumation in the supply of OLED materials and other companies, such as DuPont, are developing similar products.

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

Our business strategy depends upon our development and maintenance of commercial licensing relationships with high-volume manufacturers of P-OLED displays. As of March 31, 2006, we had entered into nine licenses with display manufacturers, and we have seven other relationships with manufacturers that are limited to technology development and the evaluation of our P-OLED technology for possible use in commercial production. Any of these relationships may fail to result in the display manufacturers entering into a licensing arrangement or, subsequently, commercial production, as applicable, of devices using our P-OLED technology on a scale sufficient for our business strategy to succeed. Moreover, if a licensee is no longer using our technology, it can generally terminate the license agreement upon notice and without further payment to us.

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

Currently, and for the foreseeable future, a significant portion of our revenues are and will be derived from a concentrated number of licensees. In 2003, 2004 and 2005, ten, five and four customers accounted for, respectively, 74%, 66% and 67% of our revenues and in the three months ended March 31, 2006, four customers accounted for 68% of our revenues. Furthermore, in 2003, 2004 and 2005, two, four and four customers accounted individually for more than 10% of our revenues and in the three months ended March 31, 2006, three customers accounted for more than 10% of our revenues. Our future success will depend upon our ability to establish and maintain relationships with key licensees and to attract new licensees. If our royalty revenues continue to be derived from a few licensee relationships, our operating results will be harmed if those licensees experience operating difficulties or curtail or terminate their use of our licensed technology, and we are not able to obtain replacement royalty sources. Replacement royalty sources may be difficult to obtain because of the lengthy periods required to attract and sign-up new licensees and have them enter commercial production.

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

Our capital requirements have been, and will continue to be, significant. Substantial additional funds will be required in the future to maintain current levels of expenditure for research, development and commercialization of our P-OLED and related technologies, to obtain and maintain patents and other intellectual property, or IP, rights in these technologies, as well as for working capital and other purposes, the timing and amount of which are difficult to forecast. Our total research and development expenditures were $16.8 million in 2003, $14.2 million in 2004 and $16.1 million in 2005 and $3.1 million in the three months ended March 31, 2006. If we do not achieve our revenue goals, our cash on hand may not be sufficient to meet all of our future needs. When we need additional funds, such funds may not be available on commercially reasonable terms or at all. If we cannot obtain more money when needed, we might be forced to cut back our current activities and our business might fail. In December 2005, we sold 2,187,500 shares of our common stock in a private placement for which the gross proceeds were $17.5 million. At March 31, 2006, our cash balance was $23.8 million which we believe will be sufficient to meet our needs for at least another twelve months.

In November 2005, we sold Litrex to Ulvac, Inc. of Japan. Under the terms of our agreements with Litrex and Ulvac, they are obligated to continue to support Litrex’s development of ink jet printers for the display manufacturer industry. If they do not fulfill this obligation, we may exercise our rights under a fallback license to obtain the necessary IP to develop, manufacture and supply ink jet printing equipment for use by manufacturers using our P-OLED technology independent of Litrex. In any such circumstance, we may incur substantial additional costs in order to ensure that ink jet printing equipment is made available for P-OLED display manufacturers. We have the right, but no obligation, to fund ink jet printing development programs at Litrex and may incur costs in doing so if we believe this is necessary for the furtherance of our P-OLED technology.

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

Sumation, our 50%-owned joint venture with Sumitomo Chemical, will require additional funding in future periods. If we are unable to provide such funding our ownership interest may become diluted and the potential realizable value from this investment may be reduced.

We or our licensees may incur substantial costs or lose important rights as a result of litigation or other proceedings relating to our patent and other intellectual property rights.

In recent years, there has been significant litigation involving patents and other IP rights in many technology-related industries, including our own.

There may be patents owned by third parties that may be infringed by the use of our technology or a part thereof, thus substantially interfering with the future conduct of our or our licensees’ businesses. Our licensees could be sued by such parties for patent infringement. Such lawsuits could subject them to liability for damages, prevent our licensees from incorporating such patented technology in their products or require our licensees to obtain additional licenses that could increase the cost of their products. As a result there could be an adverse affect on their sales and thus our royalties and this could also cause our licensees to seek to renegotiate our royalty rates. This problem is made more difficult to evaluate, because certain patent applications in the United States are retained in secrecy unless and until the patent issues.

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

We take out forward currency contracts to cover future projected currency conversions. We engage in hedging activities, but there is no guarantee that they will be successful in reducing the risks to us of our exposure to foreign currency fluctuations and these fluctuations may adversely affect our results of operations, financial condition or cash flows. We no longer take out forward contracts but have outsourced management of foreign exchange transactions to Schroders Investment Management Limited. There is no guarantee that they will be successful in reducing the risks to us of our exposure to foreign currency fluctuations and these fluctuations may adversely affect our results of operations, financial condition or cash flows.

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

A substantial part of our operations are in the United Kingdom, two of our senior executives are resident in Japan, and many of our licensees have a majority of their operations in countries outside the United States and Europe. Risks associated with our doing business internationally include:

•	compliance with a wide variety of foreign laws and regulations, particularly labor, environmental and other laws and regulations that govern our operations in the United Kingdom;

•	legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

•	potentially difficulties in managing an organization effectively where management is geographically dispersed;

•	difficulties in creating and maintaining effective business relationships in foreign cultural environments;

•	economic instability in the countries of our licensees, particularly in the Asia-Pacific region, causing delays or reductions in orders for their products and therefore our royalties;

•	political instability in the countries in which our licensees operate, particularly in South Korea relating to its disputes with North Korea and in Taiwan relating to its disputes with China;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and

•	potentially adverse tax consequences.

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

Our performance is substantially dependent on the continued services of senior management, particularly our Chief Executive Officer who has been principally responsible for establishing and maintaining many of our most important commercial relationships, and our Chief Technology Officer, who was one of the inventors of our fundamental P-OLED technology and helps direct our technology development program, and on our ability to offer competitive salaries and benefits to our employees. Also, Dr. Fyfe’s current employment agreement with us expires in August 2007. We do not carry key person life insurance on any of our senior management or other key personnel. If we lose the services of key senior management personnel, we may not be able to find suitable replacements in a timely manner or at all, which would seriously harm our business. Additionally, competition for highly skilled technical, managerial and other personnel is intense. We might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees that we might need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail. We currently have fewer than 130 employees, and we may encounter increasing difficulty in attracting enough qualified personnel as our operations expand and the demand for their services increases. This difficulty could impede the attainment of our research and development objectives and cause our business strategy to fail.

In December 2004, we awarded restricted stock units to a number of our senior executives. These units will vest over a three-year period that will end in December 2007, which was intended to retain the services of these executives during this period. We are considering what new arrangements would be appropriate to retain and provide suitable incentives for our senior executives, but there is no assurance that we will be able to continue to retain their services after the existing restricted stock units have fully vested.

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

We have made investments in Add-Vision, which had a carrying value at December 31 2005 of $1.1 million, and MicroEmissive Displays, or MED, which is a publicly quoted company in the U. K. and which, at March 31, 2006, had a fair market value of $0.6 million. We may not be successful in addressing these risks or any other problems encountered in connection with any acquisitions or other investments. For example, in June 2005, MED issued a trading statement to the London Stock Exchange in which it reported poor yield in its manufacturing process and a delay in commercialization of its products.

Although MED did commence shipment of commercial products in December 2005, if MED is not successful in achieving its business objectives the value of their stock may fall and we might have to write down the value of our investment.

In November 2005, we and Sumitomo Chemical entered into a joint venture agreement, which provides for the organization and capitalization of Sumation to develop and supply advanced P-OLED materials and formulated inks for use in commercial P-OLED displays and lighting applications. Each party to the joint venture agreement has contributed initial working capital to Sumation in exchange for a 50% voting and ownership interest, with an initial two-year budget and any additional funds to be funded equally by each party. To the extent that Sumation does not achieve its expected sales revenues or margins, we may need to provide 50% of any additional working capital funding requirements, although we will be under no formal obligation to do so. The joint venture agreement includes provisions for the sale of part or all of our equity stake to Sumitomo at fair market value after a minimum of five years. After the initial two-year period of the joint venture, the parties have agreed to engage in good faith discussions regarding the third and subsequent years. The joint venture agreement may be terminated by either party by mutual written agreement, or by one of the parties in the case of a material breach of the other party. It may also be terminated in the event of the bankruptcy or insolvency of either party, or if a 40% interest is acquired in one party by a direct and substantial competitor of the other joint venture party. The agreement will also terminate if Sumitomo acquires 100% of the shares in Sumation.

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

Risks Relating to our Common Stock and Financial Results

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

Sales of substantial amounts of our common stock, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities. As of March 31, 2006, there were 21,483,205 shares of our common stock outstanding. In addition, we may in the future issue additional shares of our common stock that might be or become freely transferable, including shares that may be issued under additional registration statements that we may file, such as our proposed shelf registration statement described below, upon the exercise of warrants or options or pursuant to our special bonus or other plans.

Shares freely transferable without restriction or further registration under the Securities Act of 1933	4,917,229	22.9%
Shares currently freely tradeable pursuant to Rule 144(k) under the Securities Act of 1933	2,294,049	10.7%
Shares held by Kelso and eligible for sale under Rule 144 *	8,657,833	40.3%
Shares held by Hillman Capital and eligible for sale under Rule 144 *	4,235,978	19.7%
Shares held by other affiliates and eligible for sale under Rule 144 *	373,703	1.7%
Shares held by non-affiliates and eligible for sale under Rule 144 *	1,004,413	4.7%

Total shares outstanding at March 31, 2006	21,483,205	100.0%

Shares issuable pursuant to outstanding warrants	659,468
Shares issuable pursuant to outstanding stock options	888,227
Shares issuable pursuant to awards under our special bonus plan	1,200,000
Share reserved for future grants under our stock incentive plan	698,690

*	subject to volume, manner of sale, holding period and other limitations of Rule 144

Our board of directors has authorized the registration of approximately 6.5 million shares of our common stock under a “shelf” registration statement on Form S-3, which we expect to file with the SEC in the near future and to cover up to approximately 3.9 million shares that may be issued and sold by us and up to approximately 2.6 million outstanding shares that may be sold by certain selling stockholders, including some of our affiliates.

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

We are incurring costs as a result of being a public company.

We incur significant legal, accounting, administrative and other costs and expenses as a public company. We are required to comply with the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Nasdaq National Market. Compliance with these rules and regulations causes us to incur legal, audit and financial compliance costs, and diverts management attention from operations and strategic opportunities. We will incur additional costs in evaluating and reporting on our internal control over financial reporting and having our independent auditors annually attest to our evaluation as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations thereunder, which we expect may commence with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006. We are preparing to comply with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our initial report on our internal control over financial reporting. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and it requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Effective internal controls are necessary for us to provide reliable financial reports. We have in the past discovered, and may in the future discover, areas of our internal controls that require improvement. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent auditors discover a material weakness, the disclosure of the fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the Nasdaq National Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

We are required to retain independent directors to serve on our board of directors. If vacancies on our board of directors occur that need to be filled by independent directors, we may encounter difficulty in attracting qualified persons to serve on our board, and, in particular, our audit committee. If we fail to attract and retain the required number of independent directors we may be subject to SEC enforcement proceedings and delisting of our common stock from the Nasdaq National Market. We are also incurring high costs to maintain directors and officers insurance.

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

Item 2. Unregistered Sales of Equity Securities and Used of Proceeds

At March 31, 2006 we had used the $25.0 million net proceeds of our initial public offering in December 2004 as follows:

•	$3.3 million for the acquisition of fixed assets;

•	$1.1 million for costs related to the acquisitions of CDT Oxford and Opsys Limited and the settlement of the liabilities of Opsys Limited;

•	$1.1 million for the acquisition of an equity interest in Add-Vision;

•	$3.3 million for the acquisition of an equity interest in Sumation;

•	$1.7 million for loans to Litrex; and

•	$14.5 million for working capital requirements.

Item 5. Other Information

Effective January 1, 2006, and pursuant to the annual review of base salary compensation approved by the compensation committee of our board of directors, base salaries for our executive officers were increased to the amounts shown in Exhibit 10.50 of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Number		Description of Document

10.18.1	†	Amendment, dated March 28, 2006, to Patent License of Displays and Display Illumination, dated October 2001, between Cambridge Display Technology Limited, E. I. DuPont de Nemours and Company and Uniax Corporation.

10.50	(1)	Schedule of amendments to compensation arrangements for Named Executive Officers.

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Principal Financial Officer

32.1	(2)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	(2)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	Indicates a management contract or compensatory plan or arrangement.
(2)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the material contained in Exhibits 32.1 and 32.2 is “furnished” and not deemed “filed” with the SEC. and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
†	Confidential treatment has been requested with respect to certain portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Dated: May 4, 2006	By:	/s/ DAVID FYFE
DAVID FYFE Chief Executive Officer (Principal Executive Officer)

Dated: May 4, 2006	By:	/s/ DANIEL ABRAMS
DANIEL ABRAMS Chief Financial Officer (Principal Financial Officer)