Form 10-Q
period 2006-06-30
Cambridge Display Technology, Inc.
filed 2006-08-14
CIK 1297968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, was 21,483,205 as of August 11, 2006.

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

•	the outcomes of our ongoing and future research and development activities, and those of our licensees, related to our polymer organic light emitting diode, or P-OLED, technology referred to below;

•	the potential commercial applications of our P-OLED technology, and of OLED products in general;

•	our ability to form and continue joint ventures and other strategic relationships with manufacturers of P-OLED materials and displays;

•	successful commercialization of products including our P-OLED technology by our licensees;

•	the willingness of these manufacturers and licensees to continue to develop, manufacture and sell commercial products integrating our technology;

•	future demand for products using our P-OLED technology;

•	the comparative advantages and disadvantages of our technology versus competing technologies currently on the market;

•	the nature and potential advantages of any competing technologies that may be developed in the future;

•	our ability to compete against third parties with resources greater than ours;

•	our ability to maintain and improve our competitive position following the expiration of our fundamental patents;

•	the adequacy of protection afforded to us by the patents that we own or license and the cost to us of enforcing that protection;

•	our ability to obtain, expand and maintain patent protection in the future and to protect our unpatentable intellectual property;

•	developments in and expenses associated with resolving matters currently in litigation;

•	the payments that we expect to receive in the future under our existing contracts and the terms that we are able to enter into with new licensees of our technology;

•	exposure of our international operations and those of our licensees to significant risks;

•	our future capital requirements and our ability to obtain additional financing when needed; and

•	our future P-OLED technology licensing and other revenues and results of operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share information)

	June 30, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$21,106	$31,263
Marketable securities	1,874	—
Inventory	124	32
Accounts receivable, net	100	2,266
Taxes receivable	2,879	2,045
Prepaid expenses and other current assets	2,224	2,473

Total current assets	28,307	38,079

Property, equipment and leasehold improvements, net	11,463	13,593
Investments in affiliates.	3,845	1,899
Marketable securities	334	633
Goodwill	65,612	65,612
Other intangible assets, net	2,107	2,897

Total assets.	$111,668	$122,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,149	$7,910
Deferred revenue	1,044	1,290
Due to affiliate	70	52
Taxes payable	—	6
Other current liabilities	2,109	—

Total current liabilities	9,372	9,258

Other liabilities	580	567

Commitments and contingencies (Note 8)	—	—

Common shareholders’ equity:
Preferred stock, voting $0.01 par value, 46,667 authorized, None issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,674,703 issued and 21,483,205 outstanding	215	215
Additional paid-in capital	283,090	287,514
Deferred compensation	—	(6,082)
Accumulated other comprehensive loss	(1,277)	(1,052)
Accumulated deficit	(180,312)	(167,707)

Total common shareholders’ equity	101,716	112,888

Total liabilities and shareholders’ equity	$111,668	$122,713

See accompanying notes.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,
	2006	2005
Operating revenues:
License fees and royalties	$2,002	$994
Technology services and development	683	1,678
Equipment and supplies	12	—

Total operating revenues	2,697	2,672

Cost of sales:
License fees and royalties	11	12
Technology services and development	270	649
Equipment and supplies	11	—

Total cost of sales	292	661

Gross profit	2,405	2,011

Operating expenses:
Research and development expenses	3,210	4,184
Selling, general and administrative expenses	3,605	4,358
Amortization of intangibles acquired	395	395

Total operating expenses	7,210	8,937

Loss from operations	(4,805)	(6,926)

Other (expense) / income:
Equity in loss of affiliates	(1,599)	191
Foreign currency transaction gain / (loss)	489	(172)
Other income/(expense)	357	(373)
Interest income	304	191

Total other expense	(449)	(163)

Loss before benefit for income taxes	(5,254)	(7,089)
Benefit for income taxes	(282)	(380)

Net loss	$(4,972)	$(6,709)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.23)	$(0.34)

Weighted average number of common shares outstanding, basic and diluted	21,483	19,485

See accompanying notes.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Six months ended June 30,
	2006	2005
Operating revenues:
License fees and royalties	$2,081	$1,123
Technology services and development	1,381	3,110
Equipment and supplies	270	—

Total operating revenues	3,732	4,233
Cost of sales:
License fees and royalties	12	13
Technology services and development	486	1,124
Equipment and supplies	169	—

Total cost of sales	667	1,137

Gross profit	3,065	3,096

Operating expenses:
Research and development expenses	6,305	8,164
Selling, general and administrative expenses	7,574	8,383
Amortization of intangibles acquired	790	790

Total operating expenses	14,669	17,337

Loss from operations	(11,604)	(14,241)
Other (expense) / income:
Equity in loss of affiliates	(3,014)	(1,410)
Foreign currency transaction gain / (loss)	276	(94)
Other income/(expense)	610	(789)
Interest income	561	361

Total other expense	(1,567)	(1,932)

Loss before benefit for income taxes	(13,171)	(16,173)
Benefit for income taxes	(566)	(795)

Net loss	$(12,605)	$(15,378)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.59)	$(0.79)

Weighted average number of common shares outstanding, basic and diluted	21,483	19,485

See accompanying notes.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2006	2005
Operating activities
Net loss	$(12,605)	$(15,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	2,689	2,830
Loss on sale of property, equipment and leasehold improvements	(2)	(14)
Amortization of other intangible assets	790	790
Stock compensation expense	1,658	1,537
Equity in loss of affiliates	3,014	1,410
Changes in operating assets and liabilities:
Accounts and tax receivable	1,332	2,857
Due from affiliates	—	308
Inventories and demo machines	(92)	—
Prepaid expenses and other current assets	249	(1,585)
Accounts and tax payable and accrued expenses	(1,767)	(1,598)
Due to affiliates	18	—
Deferred revenue	(246)	861
Other current and non-current liabilities	2,122	82

Net cash used in operating activities	(2,840)	(7,900)
Investing activities
Acquisition of property, equipment and leasehold improvements	(557)	(1,031)
Disposal of property, equipment and leasehold improvements	—	21
Loans advanced to affiliate (Litrex)	—	(1,715)
Investment in affiliates	(4,886)	(1,127)
Investment in marketable securities	(1,874)	—

Net cash used in investing activities	(7,317)	(3,852)
Financing activities
Issuance of common stock	—	(67)

Net cash used in financing activities	—	(67)

Net decrease in cash	(10,157)	(11,819)
Cash and cash equivalents—beginning of period	31,263	26,892

Cash and cash equivalents—end of period	$21,106	$15,073

Supplemental disclosures of cash flow information
Interest paid	$2	—
Taxes paid	$108	$111

See accompanying notes.

Cambridge Display Technology, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, or our “2005 Form 10-K”.

2. Significant Accounting Policies

In March 2006, the Company purchased a number of certificates of deposits, some with maturities of 90 days or less and others with maturities of more than 90 days but less than one year. The Company includes certificates of deposits with maturities of 90 days or less within “Cash and cash equivalents” and includes certificates of deposits with maturities of more than 90 days but less than one year as “Marketable securities” within current assets. The Company intends to hold these certificates until maturity and, therefore, considers these as “held to maturity” investments and not “available for sale” investments. The Company accrues interest receivable from these certificates as of the end of each period, but does not revalue them based on current market prices.

See Notes 5 and 7 for a description of changes to the Company’s accounting policy with regard to stock-based compensation.

3. Other Comprehensive Loss

An unrealized loss of $0.2 million was reported in the six months ended June 30, 2006 due to the revaluation of securities held by the Company. The reported unrealized loss is due to the decline in the market price of these securities. The foreign currency translation adjustments include the effect of revaluing the marketable securities which are held in British pounds and also the effect of revaluing the Company’s Japanese yen investment in Sumation Company Limited, or Sumation, a 50%-owned joint venture between the Company and Sumitomo Chemical Company Limited, or Sumitomo Chemical.

	Six months ended June 30,
	2006	2005
	(in thousands)
Net Loss	$(12,605)	$(15,378)
Other comprehensive loss:
Unrealized losses on marketable securities	(325)	(140)
Foreign currency translation adjustments	100	(76)

Other comprehensive loss:	(225)	(216)

Comprehensive loss	$(12,830)	$(15,594)

4. Investments in Affiliates

In January 2006 and April 2006, the Company invested $1.6 million and $3.3 million, respectively, in Sumation. In the six months ended June 30, 2006, Sumation paid to the Company $6.0 million, in aggregate, as reimbursement of research and development expenses. This reimbursement covers the nine months from January 2006 to September 30, 2006 and, therefore,

$4.0 million has been credited to research and development expense and the remaining $2.0 million is included within other current liabilities. In March 2006, Summation purchased from the Company intellectual property rights which the Company had acquired from a third party for $1.4 million.

5. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim period after December 15, 2005. The Company adopted SFAS 123(R) effective January 1, 2006 and the impact and method of adoption is described in Note 7 below.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Since the Company does not have any such instruments, it does not expect the adoption of SFAS 155 to have a material impact on its financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. Since the Company does not have any such liabilities, it does not expect the adoption of SFAS 156 to have a material impact on its financial condition or results of operations.

In June 2006, the FASB ratified a tentative conclusion of the Emerging Issues Task Force (“EITF”) on Issue 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. The EITF conclusion requires companies to disclose whether reported revenues include any government-imposed sales or value added taxes. The Company will adopt this conclusion in its financial statements for the fiscal year ending December 31, 2006 by including in its significant accounting policy disclosures a statement that revenues are reported on a net basis, excluding sales and value added taxes but does not expect this to have a material impact on its financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective beginning with the Company’s first fiscal quarter of 2007. The Company has not yet evaluated the impact of FIN 48’s implementation on its financial condition or results of operations.

6. Income Taxes

Income taxes are a benefit for the six months ended June 30, 2006 and 2005 reflecting tax credits to be received for research and development costs from the United Kingdom government, net of Delaware franchise tax payments.

The “Taxes receivable” balance of $2.9 million at June 30, 2006 includes $2.0 million of income tax refunds due for the year ended December 31, 2005 and $0.7 million for the six months ended June 30, 2006. The remaining balance represents anticipated United Kingdom value added tax recoveries.

7. Stock-Based Compensation

At June 30, 2006, the Company had three stock-based employee compensation plans, which are described more fully below. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB 25 and related interpretations, as permitted by SFAS 123. No stock-based employee compensation cost was recognized in relation to the Company’s two stock option plans in the Statement of Operations for the three and six months ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock compensation expense was recognized in relation to restricted stock units which had been issued pursuant to the Company’s special bonus plan. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and six months ended June 30, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

SFAS 123(R) requires that compensation expense be adjusted for projected forfeitures of stock options. In calculating pro-forma stock-based employee compensation expense prior to January 1, 2006, the Company did not make any adjustment for such forfeitures.

The effect of the adoption of SFAS 123(R) on the Company’s Loss from operations, Loss before benefit for income taxes and Net loss has been to decrease each of these by less than $0.1 million for the three months ended June 30, 2006 and to increase each of these by $0.2 million for the six months ended June 30, 2006, in relation to compensation expense for stock options as shown in the table below. The adoption of SFAS 123(R) has had no net impact on the Company’s statement of cash flows and no material impact on earnings per share.

	Compensation Expense for three months ended June 30, 2006	Pro Forma Compensation Expense for three months ended June 30, 2005
	(in thousands)
CDT Acquisition Corp. Stock Incentive Plan (1)	$4	$77
2004 Stock Incentive Plan (1)	(32)	58

Total Compensation Expense for Stock Options (1)	$(28)	$135

Special Bonus Plan (2)	$753	$770

Total Compensation Expense for Restricted Stock Units (2)	$753	$770

Total Stock-Based Compensation Expense	$725	$905

	Compensation Expense for six months ended June 30, 2006	Pro Forma Compensation Expense for six months ended June 30, 2005
	(in thousands)
CDT Acquisition Corp. Stock Incentive Plan (1)	$25	$159
2004 Stock Incentive Plan (1)	132	109

Total Compensation Expense for Stock Options (1)	$157	$268

Special Bonus Plan (2)	$1,501	$1,537

Total Compensation Expense for Restricted Stock Units (2)	$1,501	$1,537

Total Stock-Based Compensation Expense	$1,658	$1,805

(1) compensation expense for stock options for the three and six months ended June 30, 2005 was only reported in pro-forma footnote disclosures and not in the Statement of Operations.

(2) compensation expense for restricted stock units issued in relation to the special bonus plan for the three and six months ended June 30, 2005 was both reported in pro-forma footnote disclosures and recognized in the Statement of Operations. The only impact on the adoption of SFAS 123(R) on the compensation expense recognized with respect to these units was to account for estimated future forfeitures. This impact is not material.

For the three and six months ended June 30, 2005, the Company followed APB 25 and related interpretations in accounting for stock options awarded to employees. Accordingly the Company recognized no compensation expense with respect to options granted to employees. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by SFAS 123, the Company’s net loss for the three months and six months ended June 30, 2005 would have been the pro forma amounts indicated below:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	2005	2005
	(in thousands)
Net loss—as reported	$(6,709)	$(15,378)
Add back: APB 25 expense	770	1,537
Less: total stock-based employee compensation expense under the fair value method	(905)	(1,805)

Net loss attributable to common shareholders - pro forma	$(6,844)	$(15,646)

Net loss per share:
Basic and diluted—as reported	$(0.34)	$(0.79)

Basic and diluted—pro forma	$(0.35)	$(0.80)

Employee Stock Options

In April 2000, the Company adopted the “CDT Acquisition Corp. Stock Incentive Plan” (the “2000 Plan”). Under the 2000 Plan, options may be granted to employees, consultants and directors. Options available for grant under the 2000 Plan totaled 1,170,361. Under the 2000 Plan, employees generally were granted two types of options in one grant: Service Options (one-third of total grant) and Exit Options (two-thirds of total grant). Service Options granted in 2002 and later were granted at fair market value at date of grant, and generally vest 25% on the six-month anniversary of grant, and 25% on the anniversary date of each grant for each of the next three years and have lives of no more than 10 years. Fair value was determined by reference to equity sold during the relevant period. Prior to 2002, Service Options were generally granted at fair market value at date of grant, vest 25% on the date of grant and 25% per annum thereafter and have lives of no more than 10 years. Exit Options become exercisable, if at all, on the date of the first occurrence of a change in control (a “Vesting Event”, as defined in the 2000 Plan) in which the majority shareholders receive an internal rate of return of at least 30%. If upon the first Vesting Event, the required internal rate of return is not achieved, they shall not become exercisable as a result of a Subsequent Vesting Event, as defined in the 2000 Plan.

In August 2004, the Company adopted the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the award of (i) stock options (including incentive stock options), (ii) restricted stock and restricted units, (iii) stock appreciation rights, (iv) incentive stock and incentive units and (v) deferred shares and supplemental units. Awards may be made to directors, officers, employees and consultants. Any options issued will be priced at fair market value and the number of shares subject to such options and awards will be a maximum of 725,000 shares of the Company’s common stock plus such number of options granted under the 2000 Plan as are forfeited under the 2000 Plan or which otherwise lapse after December 2004. To date, only stock options with exercise prices of the fair market value on the date of grant have been issued under the 2004 Plan. All such options vest in three equal annual installments from the date of grant, with accelerated vesting upon change of control, and have no conditions attached to exercise other than continued employment with the Company. These options expire 10 years after grant. Effective January 1, 2006, the Company has been recognizing compensation expense for stock options ratably over the vesting period of the option, adjusted for projected and actual forfeitures.

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

No stock options were issued by the Company in the three months ended June 30, 2006.

The Company makes an estimate of projected stock option forfeitures based on historical staff departures, adjusted for any one-time events which it does not believe will be representative of future periods.

A summary of stock option activity for the six months ended June 30, 2006 is shown in the table below.

Stock Options	Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2005	786,690	$5.70 - $27.60	$20.50
Granted	149,400	$8.21 - $ 8.21	$8.21
Cancelled	(47,863)	$8.00 - $27.60	$19.13

Outstanding March 31, 2006	888,227	$5.70 - $27.60	$14.30	7.51	$205
Cancelled	(243,716)	$7.40 - $27.60	$8.98

Outstanding June 30, 2006	644,511	$5.70 - $27.60	$16.32	6.69	$7

Exercisable at June 30, 2006	248,532	$8.04 - $27.60	$19.31	5.34	$0

The fair value of each of the 149,400 options granted in the six months ended June 30, 2006 was $4.48. No options have been exercised since the Company’s initial public offering in December 2004. The Company will issue new shares in the event that any options are exercised. At June 30, 2006, 942,406 shares were available for future grants.

The Company recognized less than $0.1 million of stock compensation expense in relation to stock options in the three months ended June 30, 2006 and $0.2 million of such compensation expense in the six months ended June 30, 2006. The Company will recognize $0.3 million of compensation expense in the remaining six months of 2006, $0.5 million in 2007 and $0.3 million in 2008 with respect to stock options which were granted prior to June 30, 2006 but were not fully vested on that date, assuming that all such options do vest. Lower expense will be recorded to the extent that such options are cancelled prior to becoming fully vested and higher expenses will be recorded to the extent that the Company issues further stock options.

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

A large majority of the awards made under this plan will be subject to U.K. employer’s national insurance tax, which is currently 12.8% of the value of the awards and which would be payable by the Company based on the market value of the stock on the date it becomes available for sale. The charge for the U.K. employer’s national insurance tax will depend on the market price of our common stock when it is delivered and will have to be paid at the time the stock is issued to the award holders.

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

In the three months and six months ended June 30, 2006, the Company charged $0.8 million and $1.6 million, respectively, to operating expenses in relation to awards to bonus holders other than the Company’s chief executive officer. There was a reduction of the liability which had been accrued at December 31, 2005 for U. K. national insurance tax on special bonus plan awards due to a decline in the Company’s share price between December 31, 2005 and June 30, 2006 and a charge in relation to U.K. national insurance tax on awards which were expensed in the six months ended June 30, 2006. The net of these two amounts was $0.1 million and so no net charge of this amount was made in relation to U. K. national insurance tax on special bonus plan awards in the three and six months ended June 30, 2006.

The U.K. national insurance tax accrual on special bonus plan awards will continue to vary depending on the share price at the end of each quarter, the vesting schedule, the current U. K. employer’s national insurance tax rate and whether or not award holders become subject to, or continue to be subject to, U.K. national insurance tax.

8. Commitments and Contingencies

In January 2005, Sunnyside Development Company filed a complaint against Opsys Limited and a company named by Sunnyside Development as CDT Limited, which is presumably intended to refer to one of the Company’s subsidiaries, Cambridge Display Technology Limited, in California Supreme Court alleging breach of contract and fraud arising out of an alleged property lease agreement between Opsys Limited and Sunnyside Development. Sunnyside Development seeks compensatory damages that it claims exceed $10 million (principally by way of unpaid rent and other costs associated with the lease) and punitive damages in the amount of $25 million.

In February 2005, the action was removed to the United States District Court for the Northern District of California. In April 2005, the United States District Court dismissed all the claims against CDT Limited and the claim for fraud against Opsys Limited, but gave Sunnyside permission to amend all its claims. On May 11, 2005, Sunnyside filed an amended complaint reasserting breach of contract and fraud claims against both Opsys Limited and “CDT Ltd.” The Company made a further application to dismiss the claims and on August 8, 2005 the amended claims against CDT Limited and Opsys Limited were dismissed with prejudice and with no leave to amend, except for the claim for breach of contract against Opsys Limited. On January 17th, 2006 Sunnyside Development filed a Second Amended Complaint for breach of contract against Opsys Limited only.

Cambridge Display Technology Limited was not party to the lease and prior to the Company’s acquisition of an interest in certain of the activities of Opsys in October 2002, Opsys Limited and Sunnyside Development executed an Assignment of Lease and Consent of Lessor, which included a release of Opsys Limited by Sunnyside Development. The Company therefore believes that the claim has no merit. The Company further believes that the claim for punitive damages is no longer valid since the claim for fraud has been dismissed.

The Company therefore expects to defend the remaining claim. Fact discovery is ongoing and scheduled to close on September 8, 2006. The matter is scheduled for trial in February 2007.

Under the terms of a contract research agreement between Merck OLED, formerly known as Covion Organic Semiconductors, and the Company, the Company was obligated to provide the equivalent of ten full service equivalent scientists and engineers to work on research and development projects related to P-OLED materials until December 2006. The Company receives royalties from Merck OLED based on the revenues for all Merck OLED’s sales of P-OLED materials, whether or not those materials were developed by the project team. These royalties were payable pursuant to the contract research agreement and a separate intellectual property license. Until June 30, 2006, the royalties received from Merck OLED were less than the costs of funding the project team and such excess costs were expensed. In July 2006, Merck OLED and the Company agreed to terminate the contract research agreement but the intellectual property license remains in force.

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

8. Subsequent Events

In July 2006, pursuant to contractual arrangements which had been entered into in March 2005, the Company delivered a license to certain intellectual property to Add-Vision, Inc. in consideration for which it was issued with shares of preferred stock. Prior to this transaction, the Company had a 31% voting interest and a 42% ownership interest in Add-Vision, Inc. After the transaction, the Company had a 42% voting interest and a 55% ownership interest in Add-Vision, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those expected in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors”in Item 1A of Part II below or elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a pioneer in the development of P-OLEDs and their use in next-generation flat panel displays and other applications. The fundamental discoveries relating to our P-OLED materials were made by a team of researchers at the Cavendish laboratories at the University of Cambridge in 1989 that included Dr. Jeremy Burroughes, our Chief Technical Officer. Since our inception in 1992, we have focused on continuing research and development related to the production, manufacturing and commercialization of P-OLED technology in the flat panel display and other industries. Our revenues are primarily generated from the licensing of rights to use our IP portfolio, from ongoing product royalties, from fees generated from transfer of technology, from joint technology development agreements and from the sale of ink jet printing equipment, display test equipment and polymer inks.

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

While we have made significant progress over the past few years in advancing our P-OLED technology, we have incurred significant losses and will continue to do so unless our P-OLED technology becomes more widely adopted and commercialized by flat panel display manufacturers. As of June 30, 2006, we had an accumulated deficit of $180.3 million, in large part due to the research and development expenditures we have incurred. Our total research and development expenditures since 1999 exceed $94 million.

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

The commercial exploitation of P-OLED technology is not limited to display applications. In March 2006, Seiko Epson Corporation announced that they had succeeded in creating a print head that uses OLED as a high brightness light source. We believe that this opens the way for utilization of P-OLED as a new technology for printers and will potentially lead to the manufacture of color printers that are smaller, have higher resolution and faster printing speeds. Other companies are conducting research and development into lighting applications for P-OLED technology.

In reading our financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance:

•	because our license fees often consist of large one-time payments and our royalties for the foreseeable future are expected to be smaller, recurring payments, we expect fluctuations in these revenues depending on the periods in which we enter into new licenses;

•	we continue to invest significant resources in research and development in order to develop and effectively demonstrate our technology so that it can be commercialized in a growing number of applications, which is indicated by our total research and development expenditures in the first six months of 2006 of $ 6.3 million;

•	we expect that our future royalties will be impacted by the extent to which we continue to enter into new technology development agreements and existing technology development partners enter into commercial licenses for use of our P-OLED technology; and

•	we expect that our future royalties will be impacted by the extent to which our existing licensees expand the use of our P-OLED technology in commercial applications in consumer and industrial electronic products.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2006 and June 30, 2005

Operating Revenues (in thousands, except percentages)	Three months ended June 30, 2006	Three months ended June 30, 2005	% Increase / (Decrease)	Six months ended June 30, 2006	Six months ended June 30, 2005	% Increase / (Decrease)
License fees and royalties	$2,002	$994	101%	$2,081	$1,123	85%
Technology services and development	683	1,678	(59)%	1,381	3,110	(56)%
Equipment and supplies	12	—	N/A	270	—	N/A

Total operating revenues	$2,697	$2,672	1%	$3,732	$4,233	(12)%

License fees and royalties revenues increased by $1.0 million, or 101%, from $1.0 million in the second quarter of 2005 to $2.0 million in the second quarter of 2006. This increase was attributable to a license fee of $1.0 million recognized in the second quarter of 2006 in relation to the licensing of intellectual property rights and the balance in each quarter comprised royalties received from four licensees in the second quarter of 2006 and five licensees in the second quarter of 2005.

License fees and royalty revenues increased by $1.0 million, or 85%, from $1.1 million in the first six months of 2005 to $2.1 million in the first six months of 2006 for the same reasons as described in the previous paragraph Royalty revenues were received from six licensees in both periods.

Technology services and development revenues declined by $1.0 million, or 59%, from $1.7 million in the second quarter of 2005 to $0.7 million in the second quarter of 2006 because revenue was received from Sumitomo Chemical in the second quarter of 2005 but no corresponding revenue was received from Sumitomo Chemical in the second quarter of 2006, due to the establishment of Sumation, our 50%-owned joint venture with Sumitomo Chemical, in November 2005 and the termination of the contract research arrangements with Sumitomo Chemical which had previously applied. Technology services and development revenues were received from seven customers during each of the second quarters of 2006 and 2005.

Technology services and development revenues declined by $1.7 million, or 56%, from $3.1 million in the first six months of 2005 to $1.4 million in the first six months of 2006 because of lower revenues from Sumitomo Chemical, as described in the previous paragraph. Technology services and development revenues were received from seven customers during each of the second quarters of 2006 and 2005.

Equipment and supplies revenue was less than $0.1 million in the second quarter of 2006 and $0.3 million in the first six months of 2006 compared with zero in the second quarter and first six months of 2005.

Samsung Electronics and Osram Opto each accounted for in excess of 10% of our revenues in both the second quarter and the first six months of 2006.

Cost of Sales (in thousands, except percentages)	Three months ended June 30, 2006	% of Revenues *	Three months ended June 30, 2005	% of Revenues *	Six months ended June 30, 2006	% of Revenues *	Six months ended June 30, 2005	% of Revenues *
License fees and royalties	$11	1%	$12	1%	$12	1%	$13	1%
Technology services and development	270	40%	649	39%	486	35%	1,124	36%
Equipment and supplies	11	92%	—	—	169	63%	—	—

Total cost of sales	$295	11%	$661	25%	$670	18%	$1,137	27%

Gross profit	$2,405	89%	$2,011	75%	$3,065	82%	$3,096	73%

*	the percentages shown in these columns represent each Cost of sales figure divided by the corresponding Revenue figure from the Operating Revenues table above

Cost of sales related to License fees and royalties was 1% of related sales in the both the second quarters and the first six months of both 2006 and 2005. This comprises payments made to third parties from whom we have acquired intellectual property. We expect that cost of sales for License fees and royalties will average between 1% and 2% of related sales in the future.

Cost of sales related to Technology services and development increased from 39% in the second quarter of 2005 to 40% in the second quarter of 2006 and decreased from 36% in the first six months of 2005 to 35% in the first six months of 2006. Although the cost of sales percentage will fluctuate from quarter to quarter due to the differing requirements of revenue generating projects, we believe that the percentage reported in the second quarter of 2006 will be broadly representative of future periods.

Cost of sales related to Equipment and supplies revenues was 92% of related sales for the second quarter of 2006 and 63% of related sales for the first six months of 2006. There were no revenues or costs for Equipment and supplies in the first six months of 2005. We believe that cost of sales as a percentage of revenue for Equipment and supplies reported in the first six months of 2006 will be representative of future quarters.

Gross profit increased by $0.4 million, or 20%, from $2.0 million in the second quarter of 2005 to $2.4 million in the second quarter of 2006 and was $3.1 million in the first six months of both 2005 and 2006. The aggregate margin percentage was higher in each of the second quarter and the first six months of 2006 because of the revenue mix: a higher proportion of our revenues in each of the second quarter and the first six months of 2006 came from higher margin revenue categories compared with the second quarter and the first six months of 2005.

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

Operating Expenses (in thousands, except percentages)	Three months ended June 30, 2006	Three months ended June 30, 2005	% Increase / (Decrease)	Six months ended June 30, 2006	Six months ended June 30, 2005	% Increase / (Decrease)
Research and development expenses	3,210	4,184	(23)%	6,305	8,164	(23)%
Selling, general and administrative expenses	3,605	4,358	(17)%	7,574	8,383	(10)%
Amortization of intangibles acquired	395	395	—	790	790	—

Total Operating Expenses	$7,210	$8,937	(19)%	$14,669	$17,337	(15)%

Our research and development expenses decreased by $1.0 million, or 23%, from $4.2 million in the second quarter of 2005 to $3.2 million in the second quarter of 2006 because of:

•	a decrease of $1.9 million due to costs being reimbursed by Sumation, our 50%-owned joint venture with Sumitomo Chemical (this level of reimbursement is likely to continue in future periods);

•	an increase of $0.5 million due to government grants received in the second quarter of 2005 versus zero in the second quarter of 2006;

•	an increase of $0.1 million in stock compensation expense;

•	a decrease of $0.1 million due to lower expenditures on research projects; and

•	an increase of $0.4 million due to less of the cost of the research and development function being charged to revenue generating projects and correspondingly more being charged to Research and development expense, which $0.4 million increase was due to $0.9 million of such cost in the second quarter of 2005 compared with $0.5 million of such cost in the second quarter of 2006 incurred on activities which were similar in nature to research and development but which directly supported revenue-generating projects and were not therefore classified as Research and development expenses.

Our research and development expenses decreased by $1.9 million, or 23%, from $8.2 million in the first six months of 2005 to $6.3 million in the first six months of 2006 because of:

•	a decrease of $3.7 million due to costs being reimbursed by Sumation, our 50%-owned joint venture with Sumitomo Chemical (this level of reimbursement is likely to continue in future periods);

•	an increase of $0.6 million due to government grants received in the first six months of 2005 versus zero in the first six months of 2006;

•	an increase of $0.2 million in stock compensation expense; and

•	an increase of $1.0 million due to less of the cost of the research and development function being charged to revenue generating projects and correspondingly more being charged to Research and development expense, which $1.0 million increase was due to $1.7 million of such cost in the first six months of 2005 compared with $0.7 million of such cost in the first six months of 2006 incurred on activities which were similar in nature to research and development but which directly supported revenue-generating projects and were not therefore classified as Research and development expenses.

Research and development expenses will continue to vary from quarter to quarter due to the specific requirements of the projects being carried out in any quarter.

Our selling, general and administrative expenses decreased by $0.8 million, or 17%, from $4.4 million in the second quarter of 2005 to $3.6 million in the second quarter of 2006 because of:

•	a decrease of $0.3 million due to lower stock compensation expense due primarily to a reversal of the expense accrued in prior periods with respect to unvested stock options which were forfeited when the option holders ceased being employed by us;

•	a decrease of $0.2 million due to administrative expenses being re-imbursed by Sumation, our 50%-owned joint venture with Sumitomo Chemical, a level of reimbursement which is expected to continue in future periods; and

•	a decrease of $0.3 million in relation to reductions in a number of expense items, the most significant of which was a $0.1 million decrease in relation to our line of credit which was terminated by us in the first quarter of 2006.

Our selling, general and administrative expenses decreased by $0.8 million, or 10%, from $8.4 million in the first six months of 2005 to $7.6 million in the first six months of 2006 because of:

•	a decrease of $0.2 million due to lower stock compensation expense due primarily to a reversal of the expense accrued in prior periods with respect to unvested stock options which were forfeited when the option holders ceased being employed by us;

•	a decrease of $0.3 million due to administrative expenses being re-imbursed by Sumation, our 50%-owned joint venture with Sumitomo Chemical, a level of reimbursement which is expected to continue in future periods; and

•	a decrease of $0.3 million in relation to reductions in a number of expense items, the most significant of which was a $0.1 million decrease in relation to our line of credit which was terminated by us in the first quarter of 2006.

Our amortization of intangibles acquired remained constant at $0.4 million in each of the second quarters of 2005 and 2006 and $0.8 million in each of the first six months of 2005 and 2006.

Other Income / (Expense) (in thousands, except percentages)	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
(in thousands, except percentages)
Equity in loss of affiliates	(1,599)	$191	$(3,014)	$(1,410)
Foreign currency transaction gain / (loss)	489	(172)	276	(94)
Other income / (expense)	357	(373)	610	(789)
Interest income	304	191	561	361

Total (Expense) / Income	$(449)	$(163)	$(1,567)	$(1,932)

Equity in loss of affiliates: Equity in loss of affiliates in the first six months of 2005 included 50% of the losses of Litrex Corporation, or Litrex. We ceased reporting any equity in loss in relation to Litrex in November 2005 following the sale of our remaining equity stake. Also in November 2005, we acquired a 50% interest in Sumation and the Equity in loss reported for the first six months of 2006 relates to our 50% interest in Sumation. We expect to continue reporting losses for Sumation in future periods. Sumation’s revenues to customer other than ourselves were $0.5 million for the second quarter of 2006 and $1.0 million for the six months ended June 30, 2006.

Foreign currency transaction gain / (loss): Currency losses in the first six months of 2005 primarily resulted from the revaluing of assets and liabilities denominated in currencies other than U.S. dollars. We would expect a gain from such revaluations in 2006 if the U.S. dollar weakens versus the British pound during the year and a loss if it strengthens since our British pound assets exceed our British pound liabilities. The gain reported in the first six months of 2006 was primarily due to gains realized on the revaluation of bank balances held in British pounds.

Other income / (expense): The loss of $0.8 million reported in the first six months of 2005 related to unrealized losses in the value of forward exchange contracts, which we had taken out in order to economically hedge future British pound expenses. The gain of $0.6 million in the first six months of 2006 relates to the reversal of unrealized losses on these contracts which had been reported in prior periods. We expect to realize a loss of $0.1 million in the third quarter of 2006 due to the reversal of unrealized gains on these contracts as at June 30, 2006. We are not currently intending to take out additional forward exchange contracts and all existing contracts will have matured by September 30, 2006.

Interest income: Interest income increased by $0.2 million from $0.4 million in the first six months of 2005 to $0.6 million in the first six months of 2006 due to higher average cash balances.

Our benefit for income taxes fell from $0.8 million in the first six months of 2005 to $0.6 million in the first six months of 2006. A benefit is shown because we surrender tax losses which related to certain research and development expenditures to the U. K. tax authorities in return for a cash payment. The amount of benefit we can accrue is reduced to the extent that such expenses support revenue-generating contracts and this amount is lower in the first quarter of 2006 because we are not able to claim any benefit in relation to research and development costs which are re-imbursed by Sumation, our 50%-owned joint venture company with Sumitomo Chemical.

Our net loss decreased by $1.7 million from $6.7 million in the second quarter of 2005 to $5.0 million in the second quarter of 2006 because higher Gross profit, lower Total operating expenses, higher Interest income and higher gains related to foreign exchange movements more than offset the increase Equity in loss of affiliates and decrease in tax benefit, as described above. Our net loss decreased by $2.8 million from $15.4 million for the first six months of 2005 to $12.6 million in the first six months of 2006 for the same reasons.

Liquidity and Capital Resources

	Six months ended June 30,
(in thousands)	2006	2005
Summary Cash Flow
Net loss	$(12,605)	$(15,378)
Non-cash items	8,149	6,553
Changes in operating assets and liabilities	1,616	925

Net cash used in operating activities	$(2,840)	$(7,900)

Acquisition of fixed and intangible assets	$(557)	$(1,010)
Acquisition of equity interests	(4,886)	(1,127)
Loans to affiliates	—	(1,715)
Investments in marketable securities	(1,874)	—

Net cash used in investing activities	$(7,317)	$(3,852)

Cash used in financing activities	—	$(67)

Net decrease in cash	$(10,157)	$(11,819)

Cash at December 31, 2005 and 2004	$31,263	$26,892

Cash at June 30, 2006 and 2005	$21,106	$15,073

Current Marketable Securities at June 3, 2006 and 2005	$1,874	—

Cash and Current Marketable Securities at June 30, 2006 and 2005	$22,980	$15,073

Net cash used in operating activities decreased by $5.1 million from $7.9 million in the first six months of 2005 to $2.8 million in the first six months of 2006 due to:

•	a decrease of $2.7 million due to lower operating expenses;

•	a decrease of $1.8 million due to foreign currency gains and losses and other income and expense related to the revaluation of foreign exchange contracts;

•	a decrease of $0.2 million due to an increase in interest income;

•	an increase of $0.2 million due to taxation; and

•	a decrease of $0.6 million due to changes in operating assets and liabilities.

In the first six months of 2005 we invested $1.1 million in Add-Vision Inc, a California company. We have not made additional investments since then but may do so in future periods. In the first six months of 2006 we invested $4.9 million in Sumation and are committed to investing a further $3.2 million during 2006 and 2007. We expect to provide funding in excess of the amounts we have already committed in future periods. The amount of funding required by Sumation will be dependent on the extent to which Sumation is able to fund its activities from sales of P-OLED materials. Sumation funds some of our research and development activities and we expect to receive more in reimbursements from Sumation than we will invest in the funding of Sumation.

We have $1.9 million invested in certificates of deposit with maturities of more than 90 days but less than one year. We anticipate holding these investments to maturity.

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

During 2005 we entered into a number of forward exchange contracts to sell U.S. dollars and buy British pounds in order to fund our U. K. operating expenses during 2006. Under the terms of these contracts, if the spot exchange rate as each contract matures is higher than an agreed protection rate we will sell the U.S. dollars at that rate. If the spot exchange rate as each contract matures is lower than the protection rate we will sell half of the contracted U.S. dollars at that rate and half at the spot exchange rate. The purpose of these transactions is to limit the risk of adverse exchange rate fluctuations while retaining some benefit in the event of favorable fluctuations. At June 30, 2006, we had outstanding contracts covering each of the months from July to September 2006 each for an amount of $1.75 million and at exchange rates of between 1.80 and 1.83 U. S. dollars to one British Pound. We are no longer entering into such contracts but may do so in the future. These contracts were not designated as hedging instruments and, therefore, gains and losses are recognized immediately in earnings during the period.

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

Critical Accounting Policies

General

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of these statements requires us to make certain estimates and judgments that affect the statement of operations, balance sheet, cash flow or disclosures relating to contingent assets or liabilities. Our actual results might, under different assumptions and conditions, differ from our estimates. Significant estimates include the valuation of our goodwill, lives of our long-lived assets and estimates related to the delivery of know-how and services under technology services contracts. The following is an update of the discussion of our critical accounting policies set forth in our 2005 Form 10-K. For a complete discussion of our most critical accounting policies, as well as the estimates and judgments involved, refer to “Critical Accounting Policies and Significant Developments and Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2005 Form 10-K.

Stock Based Compensation

As explained in Note 7 to our consolidated financial statements, we followed APB 25 and related interpretations in accounting for stock options through December 31, 2005. Accordingly, we recognized no compensation expense with respect to options granted to employees in the second quarter and first six months of 2005.

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

We recognized $0.2 million of compensation expense in relation to stock options in the first six months of 2006, all of which was recognized in the first quarter due to a significant number of options being forfeited in the second quarter. We will recognize $0.3 million of compensation expense in the remaining six months of 2006, $0.5 million in 2007 and $0.3 million in 2008 with respect to stock options which were granted prior to June 30, 2006 but were not fully vested on that date, assuming that all such options do vest. Lower expense will be recorded to the extent that such options are cancelled prior to becoming fully vested and higher expense will be recorded to the extent that we issue further stock options.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice-President Finance, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Vice-President Finance concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

(b) Changes in internal control over financial reporting. Daniel Abrams, Chief Financial Officer, resigned on June 30, 2006 and his responsibilities were assumed on July 3, 2006 by Michael Black, Vice-President, Finance as Principal Financial Officer. As a result of this change and in order to maintain effective internal control over financial reporting, responsibilities for operating certain financial controls were reallocated within the finance department in order to preserve adequate segregation of duties. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In January 2005, Sunnyside Development Company filed a complaint against Opsys Limited and a company named by Sunnyside Development as CDT Limited, which is presumably intended to refer to one of our subsidiaries, Cambridge Display Technology Limited, in the California Supreme Court alleging breach of contract and fraud arising out of an alleged property lease agreement between Opsys Limited and Sunnyside Development. Sunnyside Development asserted compensatory damages that it claims exceed $10 million (principally by way of unpaid rent and other costs associated with the lease) and punitive damages in the amount of $25 million.

In February 2005, the action was removed to the United States District Court for the Northern District of California. In April 2005, the United States District Court dismissed all the claims against CDT Limited and the claim for fraud against Opsys Limited, but gave Sunnyside Development permission to amend all its claims. On May 11, 2005, Sunnyside Development filed an amended complaint reasserting breach of contract and fraud claims against both Opsys Limited and “CDT Ltd.” We made a further application to dismiss the claims and on August 8, 2005 the amended claims against CDT Limited and Opsys Limited were dismissed with prejudice and with no leave to amend, except for the claim for breach of contract against Opsys Limited. On January 17, 2006 Sunnyside Development filed a second amended complaint for breach of contract against Opsys Limited only, which is still being pursued by Sunnyside Development.

Cambridge Display Technology Limited was not party to the lease and prior to our acquisition of an interest in certain of the activities of Opsys in October 2002, Opsys Limited and Sunnyside Development executed an Assignment of Lease and Consent of Lessor, which included a release of Opsys Limited from its obligations under the lease by Sunnyside Development. We therefore believe that the claim has no merit. We further believe that the claim for punitive damages is no longer valid since the claim for fraud has been dismissed.

We expect to defend the action. Fact discovery is ongoing and scheduled to close on September 8, 2006. The action is scheduled for trial in February 2007.

We review any outstanding claims against us with internal and, if deemed appropriate, external legal counsel to assess the probability and estimates of loss. We reassess the risk of loss as new information becomes available and we adjust liabilities, if any, as appropriate. The actual cost of resolving any claims may be substantially different from the amounts of liability recorded. We have not recorded any liability with respect to the action by Sunnyside Development described above.

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

We license our P-OLED technology to P-OLED materials manufacturers and display manufacturers, which then incorporate our technology into the materials and products they sell. Even if we and our display manufacturer licensees develop commercially viable applications for our P-OLED technologies, we may never recover our research and development expenses. We have had significant net losses in previous periods and expect to report net losses in future periods, and as of June 30, 2006, we had an accumulated deficit of $180.3 million. We cannot predict what impact continued net losses might have on our ability to finance our operations in the future or on the market value of our common stock.

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

Before manufacturers of displays and other products which use our P-OLED technology will agree to use this technology for wide-scale commercial production, they will likely require us to demonstrate to their satisfaction that our P-OLED technology is feasible for their particular product applications. This, in turn, would require additional advances in our research and development efforts, as well as those of others, for applications in a number of areas, including:

•	device reliability;

•	the development of P-OLED materials with sufficient lifetimes, brightness and color coordinates for the applications in question; and

•	issues related to scalability and cost-effective fabrication technologies.

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

The potential size, timing and viability of market opportunities targeted by us through our display manufacturer licensees are uncertain at this time. Market acceptance of our P-OLED technology will depend, in part, upon this technology providing benefits comparable to or greater than those provided by cathode ray tube display, LCD or plasma technology (the current standard display technologies) at an advantageous cost to manufacturers, and the adoption of products incorporating this technology by consumers.

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

The FPD market is currently, and will likely continue to be for some time, dominated by displays based on LCD technology. Numerous companies have made and are continuing to make substantial investments in, and are conducting research to improve the characteristics of, LCDs. Several other FPD technologies have been, or are being, developed, including technologies for the production of field emission, inorganic electroluminescence and plasma. Advances in LCD technology or any of these other technologies may overcome their current limitations and permit them to remain or become more attractive technologies for FPDs, either of which could limit the potential market for FPDs using our P-OLED technology. This, in turn, would cause display manufacturers to avoid entering into commercial relationships with us or to renegotiate, terminate or not renew their existing relationships with us, which may cause our business strategy to fail.

Other OLED technologies may be more successful than ours, which may limit the commercial adoption of our P-OLED technology.

Other companies have developed OLED technologies that differ from and compete with our P-OLED technology. Certain of these competing OLED technologies entered the marketplace prior to ours and may become entrenched in the flat panel industry before our P-OLED technologies have a chance to become widely adopted. Moreover, competitors may succeed in developing new OLED technologies or new manufacturing techniques that are more cost-effective or have fewer limitations than our P- OLED technology or other existing OLED technologies. If our P-OLED technology is unable to capture a substantial portion of the OLED display market, our business strategy may fail.

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

Eastman Kodak Company is our principal competitor in the OLED industry, with a number of licensees already in commercial production of displays incorporating its passive matrix small molecule OLED, or SMOLED, technology and two companies in production of active matrix driven displays.

With the formation of our 50%-owned joint venture, Sumation, we have an interest in the supply of materials to the OLED industry. Merck OLED currently competes with Sumation in the supply of P-OLED materials and other companies, such as DuPont, are believed to be developing similar products. Kodak, Idemitsu Kosan and Universal Display Corporation supply materials to display makers using Kodak’s SMOLED technology.

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

Our business strategy depends upon our development and maintenance of commercial licensing relationships with high-volume manufacturers of P-OLED displays. We have issued licenses to a number of display manufacturers and have technology development relationships with a number of other companies in the industry for the purpose of evaluating our P-OLED technology for possible use in commercial production. Any of these relationships may fail to result in the display manufacturers entering into a licensing arrangement or, subsequently, commercial production, as applicable, of devices using our P-OLED technology on a scale sufficient for our business strategy to succeed. Moreover, if a licensee is no longer using our technology, it can generally terminate the license agreement upon notice and without further payment to us.

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

Our capital requirements have been, and will continue to be, significant. Substantial additional funds will be required in the future to maintain current levels of expenditure for research, development and commercialization of our P-OLED and related technologies, to obtain and maintain patents and other intellectual property, or IP, rights in these technologies, as well as for working capital and other purposes, the timing and amount of which are difficult to forecast. If we do not achieve our revenue goals, our cash on hand may not be sufficient to meet all of our future needs. When we need additional funds, such funds may not be available on commercially reasonable terms or at all. If we cannot obtain more money when needed, we might be forced to cut back our current activities and our business might fail. In December 2005, we sold 2,187,500 shares of our common stock in a private placement for which the gross proceeds were $17.5 million. We believe that our current cash balance will be sufficient to meet our needs for at least another twelve months.

In November 2005, we sold Litrex to ULVAC, Inc. of Japan. Under the terms of our agreements with Litrex and ULVAC, they are obligated to continue to support Litrex’s development of ink jet printers for the display manufacturing industry. If they do not fulfill this obligation, we may exercise our rights under a fallback license to obtain the necessary IP to develop, manufacture and supply ink jet printing equipment for use by manufacturers using our P-OLED technology independent of Litrex. In any such circumstance, we may incur substantial additional costs in order to ensure that ink jet printing equipment is made available for P-OLED display manufacturers. We have the right, but no obligation, to fund ink jet printing development programs at Litrex and may incur costs in doing so if we believe this is necessary for the furtherance of our P-OLED technology.

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

We are subject to developments in and expenses associated with resolving matters currently in litigation.

We have been and may continue to be the subject of complaints or litigation in connection with disputes unrelated to patent or other IP rights described above. We are currently the subject of litigation with Sunnyside Development as described under “Legal Proceedings” in Item 1 of Part II above. There is considerable risk associated with any litigation, particularly litigation such as this action, which may be decided by a jury and the outcome of which will be affected by a number of factors beyond our control. As is also the case with other complaints or litigation to which we may become subject, we may incur significant legal costs in defending or settling the action with Sunnyside Development, and if a court finds against us, we could be liable for substantial financial damages or suffer other losses that are the subject of dispute. Such complaints and litigation are also often complex and protracted and disrupt our business operations by diverting the attention and energies of management and key technical personnel. As a result, the pendency or adverse outcome of such complaints and litigation could require the incurrence of substantial costs, subject us to significant liabilities and otherwise disrupt our business operations, each of which could severely harm our business.

We review any outstanding claims against us with internal and, if deemed appropriate, external legal counsel to assess the probability and estimates of loss. We reassess the risk of loss as new information becomes available and we adjust liabilities, if any, as appropriate. The actual cost of resolving any claims may be substantially different from the amounts of liability recorded. We have not recorded any liability with respect to the action by Sunnyside Development referred to above.

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

A significant portion of our assets and most of our executive officers are located outside of and are not residents of the United States. As a result, it may be difficult or impossible for U.S. investors to effect service of process upon such non-resident directors or officers within the United States or to realize against them in the United States upon judgment of courts of the United States predicated upon civil liabilities under the federal securities laws of the United States or the securities or blue sky laws of any state or other jurisdiction within the United States. In addition, courts of another country may not enforce judgments of United States courts obtained in actions against us, our directors or officers predicated upon the civil liability provisions of the United States federal securities laws or the securities or blue sky laws of any state or other jurisdiction within the United States or enforce, in original actions, liabilities against us, our directors or our officers predicated upon the United States federal securities laws or any state securities or blue sky laws.

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

We have made investments in Add-Vision Inc., a California company, and MicroEmissive Displays, or MED, which is a publicly quoted company in the United Kingdom. We may not be successful in addressing the risks or any other problems encountered in connection with these or other investments. If the companies in which we invest are not successful in achieving their business objectives the value of their stock may fall and we might have to write down the value of our investment.

In November 2005, we and Sumitomo Chemical entered into a joint venture agreement, which provides for the organization and capitalization of Sumation to develop and supply advanced P-OLED materials and formulated inks for use in commercial P-OLED displays and lighting applications. Each party to the joint venture agreement has contributed initial working capital to Sumation in exchange for a 50% voting and ownership interest, with an initial two-year budget and any additional funds to be funded equally by each party. To the extent that Sumation does not achieve its expected sales revenues or margins, we may need to provide 50% of any additional working capital funding requirements, although we will be under no formal obligation to do so. The joint venture agreement includes provisions for the possible sale of part or all of our equity stake to Sumitomo at fair market value after a minimum of five years. After the initial two-year period of the joint venture, the parties have agreed to engage in good faith discussions regarding how the manpower and facilities requirements of the joint venture will be resourced in the third and subsequent years. The joint venture agreement may be terminated by either party by mutual written agreement, or by one of the parties in the case of a material breach of the other party. It may also be terminated in the event of the bankruptcy or insolvency of either party, or if a 40% interest is acquired in one party by a direct and substantial competitor of the other joint venture party. The agreement will also terminate if Sumitomo acquires 100% of the shares in Sumation.

Although we already had a strong research relationship with Sumitomo, we believe that the strengthening of our relationship through the formation of this joint venture is the most effective way of accelerating P-OLED material development in the future. There can be no assurance, however, that the joint venture will not be terminated or that part or all of our interest in Sumation will not be acquired or that we will be successful in addressing the risks described above or any other problems encountered in connection with our joint venture, whether as a result of potential disruption of our ongoing business and distraction or duplication of management and other key talent or additional and unexpected costs and expenses related to technology integration or that could result from cultural differences or as a result of the geographic location of the joint venture in Japan.

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

We believe that period-to-period comparisons of our operating results are not a reliable indicator of our future performance at this time. Among other factors affecting our period-to-period results, our license fees often consist of large one-time payments in the period during which we enter into a new license, followed by smaller recurring payments in later periods, resulting in significant fluctuations in our revenues. We recognize revenues in accordance with accounting principles generally accepted in the United States and, depending on the exact nature of the deliverables in any agreement, or set of agreements entered into contemporaneously, the recognition of revenues may be substantially delayed following receipt of cash from our customers and may be difficult to predict. If, in some future period, our operating results or business outlook fall below the expectations of securities analysts or investors, our stock price would be likely to decline and investors in our common stock may not be able to resell their shares at or above the price at which they were purchased. Broad market, industry and global economic factors may also materially reduce the market price of our common stock, regardless of our operating performance.

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

One of our stockholders owns a significant amount of our common stock. If this ownership concentration continues, it could prevent you and other stockholders from influencing significant corporate decisions.

Affiliates of Kelso & Company, or Kelso, beneficially own approximately 40% of the outstanding shares of our common stock. Kelso is also represented on our board. As a result, Kelso exercises significant influence over matters requiring stockholder approval. The concentrated holding of Kelso may result in the delay or deterrence of possible changes in control of our company, which may negatively impact the market price of our common stock. The interests of Kelso and other of our existing stockholders may conflict with the interests of our other stockholders.

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

Sales of substantial amounts of our common stock, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities. As of August 4, 2006, there were 21,483,205 shares of our common stock outstanding. In addition, we may in the future issue additional shares of our common stock that might be or become freely transferable, including shares that may be issued under additional registration statements that we may file, such as our shelf registration statement described below, upon the exercise of warrants or options or pursuant to our special bonus or other plans.

Shares freely transferable without restriction or further registration under the Securities Act of 1933 pursuant to Rule 144(k) or otherwise	11,331,006	52.7%
Shares held by Kelso and eligible for sale under Rule 144 *	8,657,833	40.3%
Shares held by other affiliates and eligible for sale under Rule 144 *	491,953	2.3%
Shares held by non-affiliates and eligible for sale under Rule 144 *	1,002,413	4.7%

Total shares outstanding at August 11, 2006	21,483,205	100.0%

Shares issuable pursuant to outstanding warrants	659,468
Shares issuable pursuant to outstanding stock options	644,511
Shares issuable pursuant to awards under our special bonus plan	1,200,000
Share reserved for future grants under stock incentive plans	942,406

*	subject to volume, manner of sale, holding period and other limitations of Rule 144

We have registered 6.5 million shares of our common stock with the SEC under a “shelf” registration statement on Form S-3, which covers 3.9 million shares that may be issued and sold by us and 2.6 million outstanding shares that may be sold by certain selling stockholders, including Kelso.

Kelso, which, together with its affiliates, owns an aggregate of approximately 40% of the outstanding shares of our common stock, has rights, subject to some conditions, to require us to file registration statements covering the unregistered shares that it currently holds or may acquire or to include these shares in registration statements that we may file for ourselves or other stockholders, including in connection with our shelf registration statement described above. Sales by Kelso of a substantial number of shares could significantly reduce the market price of our common stock.

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

We incur significant legal, accounting, administrative and other costs and expenses as a public company. We are required to comply with the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Nasdaq National Market. Compliance with these rules and regulations causes us to incur legal, audit and financial compliance costs, and diverts management attention from operations and strategic opportunities. We will incur additional costs in evaluating and reporting on our internal control over financial reporting and having our independent auditors annually attest to our evaluation as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations thereunder, which we expect to commence with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007. We are preparing to comply with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our initial report on our internal control over financial reporting. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and it requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Effective internal controls are necessary for us to provide reliable financial reports. We have in the past discovered, and may in the future discover, areas of our internal controls that require improvement. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent auditors discover a material weakness, the disclosure of the fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the Nasdaq National Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders was held on May 31, 2006.

(b)	The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

(1)	Election of Directors:

	Votes For	Withheld
Dr. David Fyfe	15,860,294	71,461
Dr. Malcolm J. Thompson	15,895,564	36,191
Frank K. Bynum, Jr.	15,894,514	37,241
Joseph Carr	15,859,544	72,211
James V. Sandry	15,894,814	36,941

(2)	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm

Votes For	Against	Abstain
15,910,210	21,043	502

Item 5. Other Information

Effective on August 14, 2006, James V. Sandry resigned as a member of the audit committee of our board of directors. Mr. Sandry, who had served as the chairman of the audit committee since our initial public offering in December 2004, was compelled to resign solely because of his recent acceptance of an opportunity to be the chief financial officer of another company in which Kelso & Company holds a controlling interest. The Nasdaq Stock Market’s listing standards prohibit a member of a company’s audit committee, such as Mr. Sandry, from acting as an executive officer of an affiliated company, such as this other Kelso-backed company. Mr. Sandry will remain a member of our board of directors and continues to comply with the independence requirements generally applicable to members of our board.

We have commenced the process of recruiting a qualified person to replace Mr. Sandry as chairman of the audit committee who both meets the independence requirements applicable to audit committees and is an audit committee financial expert. Effective upon his resignation, Mr. Sandry became an advisor to the audit committee until his replacement is appointed.

As a result of Mr. Sandry’s resignation from the audit committee, we are no longer in compliance with the listing standards of Nasdaq Marketplace Rule 4350(d)(2)(A), which requires that we have an audit committee comprised of at least three members. With Mr. Sandry’s resignation, we have two members of the audit committee and one vacancy. We notified Nasdaq on August 14, 2006 that we are aware of the noncompliance with these listing standards and that we intend to cure such noncompliance as soon as possible. Nasdaq Marketplace Rule 4350(d)(4)(B) provides that if we fail to comply with the requirements of Rule 4350(d)(2)(A) because of one vacancy on the audit committee, then we have until our next annual stockholder meeting to comply with the requirements of Rule 4350(d)(2)(A) to fill that vacancy. On August 14, 2006, we received notice from Nasdaq that we are not in compliance with these requirements and confirming that we must appoint a third member of the audit committee by our next annual stockholder meeting.

Item 6. Exhibits

Exhibit Number		Description of Document
10.19.1	†	Amendment Number 1, dated July 4, 2006, to the Contract Research Agreement, dated December 14, 2001, between CDT International Limited and Merck OLED Materials GmbH (formerly known as Covion Organic Semiconductors GmbH) (“Merck OLED”) and the Patent and Know-How License, dated December 14, 2001, between Cambridge Display Technology Limited and Merck OLED.

10.2	(1)	Compromise agreement with Daniel Abrams, dated June 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2006)

10.3	(1)	Employment agreement with Michael Black, dated July 3, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 3, 2006)

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Principal Financial Officer

32.1	(2)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	(2)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	Indicates a management contract or compensatory plan or arrangement.
(2)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the material contained in Exhibits 32.1 and 32.2 is “furnished” and not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
†	Confidential treatment has been requested with respect to certain portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Dated: August 14, 2006	By:	/s/ DAVID FYFE
DAVID FYFE Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2006	By:	/s/ MICHAEL BLACK
MICHAEL BLACK Vice-President Finance (Principal Financial Officer)