Form 10-Q
period 2006-09-30
Cambridge Display Technology, Inc.
filed 2006-11-13
CIK 1297968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Cambridge CB23 6DW, United Kingdom

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, was 21,483,205 as of November 9, 2006.

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

•	the outcomes of our ongoing and future research and development activities, and those of our licensees, related to our polymer organic light emitting diode, or P-OLED, and related technologies referred to below;

•	the potential commercial applications of our P-OLED technology, of OLED products in general and of related technologies;

•	our ability to form and continue joint ventures and other strategic relationships with manufacturers of P-OLED and related materials, displays and other products;

•	successful commercialization of products including our P-OLED and other technologies by our licensees;

•	the willingness of these manufacturers and licensees to continue to develop, manufacture and sell commercial products integrating our technologies;

•	future demand for products using our P-OLED and other technologies;

•	the comparative advantages and disadvantages of our technologies versus competing technologies currently on the market;

•	the nature and potential advantages of any competing technologies that may be developed in the future;

•	our ability to compete against third parties with resources greater than ours;

•	our ability to maintain and improve our competitive position following the expiration of our fundamental patents;

•	the adequacy of protection afforded to us by the patents that we own or license and the cost to us of enforcing that protection;

•	our ability to obtain, expand and maintain patent protection in the future and to protect our unpatentable intellectual property;

•	developments in and expenses associated with resolving matters currently in litigation;

•	the payments that we expect to receive in the future under our existing contracts and the terms that we are able to enter into with new licensees of our technology;

•	exposure of our international operations and those of our licensees to significant risks;

•	our future capital requirements and our ability to obtain additional financing when needed; and

•	our future P-OLED and other technology licensing and other revenues and results of operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share information)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,668	$31,263
Marketable securities	1,915	—
Inventory	253	32
Accounts receivable, net	4,656	2,266
Taxes receivable	3,229	2,045
Prepaid expenses and other current assets	2,713	2,473

Total current assets	26,434	38,079
Property, equipment and leasehold improvements, net	10,771	13,593
Investments in affiliates	1,929	1,899
Marketable securities	195	633
Goodwill	65,612	65,612
Other intangible assets, net	1,712	2,897
Other non-current assets	117	—

Total assets	$106,770	$122,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,858	$7,910
Deferred revenue	5,450	1,290
Due to affiliate	4	52
Taxes payable	—	6
Other current liabilities	—	—

Total current liabilities	11,312	9,258

Other liabilities	579	567
Deferred revenue, non-current	994	—

Commitments and contingencies (Note 8)	—	—

Common shareholders’ equity:
Preferred stock, voting $0.01 par value, 46,667 authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized 21,674,703 issued and 21,483,205 outstanding	215	215
Additional paid-in capital	283,986	287,514
Deferred compensation	—	(6,082)
Accumulated other comprehensive loss	(367)	(1,052)
Accumulated deficit	(189,949)	(167,707)

Total common shareholders’ equity	93,885	112,888

Total liabilities and shareholders’ equity	$106,770	$122,713

See accompanying notes.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Operating revenues:
License fees and royalties	$167	$110	$2,248	$1,233
Technology services and development	613	2,785	1,994	5,895
Equipment and supplies	145	3,670	415	3,670

Total operating revenues	925	6,565	4,657	10,798
Cost of sales:
License fees and royalties	1	2	13	15
Technology services and development	439	916	925	2,040
Equipment and supplies	78	2,756	247	2,756

Total cost of sales	518	3,674	1,185	4,811

Gross profit	407	2,891	3,472	5,987

Operating expenses:
Research and development expenses	3,397	4,116	9,702	12,280
Selling, general and administrative expenses	4,941	5,813	12,515	14,196
Amortization of intangibles acquired	395	395	1,185	1,185

Total operating expenses	8,733	10,324	23,402	27,661

Loss from operations	(8,326)	(7,433)	(19,930)	(21,674)
Other income/(expense):
Equity in loss of affiliates	(1,854)	(1,264)	(4,868)	(2,674)
Foreign currency transaction (loss) / gain	203	(276)	479	(370)
Other income/(expense)	(96)	91	514	(698)
Interest income	238	3	799	364

Total other expense	(1,509)	(1,446)	(3,076)	(3,378)

Loss before benefit for income taxes	(9,835)	(8,879)	(23,006)	(25,052)
Benefit for income taxes	(198)	(288)	(764)	(1,083)

Net loss	$(9,637)	$(8,591)	$(22,242)	$(23,969)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.45)	$(0.44)	$(1.04)	$(1.23)

Weighted average number of common shares outstanding, basic and diluted	21,483	19,485	21,483	19,485

See accompanying notes.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2006	2005
Operating activities
Net loss	$(22,242)	$(23,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	4,037	4,221
Loss on sale of property, equipment and leasehold improvements	(3)	(14)
Impairment of marketable securities	1,009	—
Amortization of other intangible assets	1,185	1,185
Impairment of promissory notes	—	1,996
Stock compensation expense	2,554	2,301
Equity in loss of affiliates	4,868	2,674
Changes in operating assets and liabilities:
Accounts and tax receivable	(3,574)	315
Due from affiliates	—	(13)
Inventories and demo machines	(221)	—
Prepaid expenses and other assets	(357)	590
Accounts and tax payable and accrued expenses	(2,058)	(2,464)
Due to affiliates	(48)	—
Deferred revenue	5,154	(2,345)
Other current and non-current liabilities	12	27

Net cash used in operating activities	(9,684)	(15,496)
Investing activities
Acquisition of property, equipment and leasehold improvements	(1,215)	(2,905)
Disposal of property, equipment and leasehold improvements	3	21
Loans advanced to affiliate (Litrex)	—	(1,715)
Investment in affiliates	(4,784)	(1,097)
Investment in marketable securities	(1,915)	—

Net cash used in investing activities	(7,911)	(5,696)

Net decrease in cash	(17,595)	(21,192)
Cash and cash equivalents—beginning of period	31,263	26,892

Cash and cash equivalents—end of period	$13,668	$5,700

Supplemental disclosures of cash flow information
Interest paid	$1	—
Taxes paid	$136	$144

See accompanying notes.

Cambridge Display Technology, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, or our “2005 Form 10-K”.

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

3. Other Comprehensive Loss

Accumulated other comprehensive loss at December 31, 2005 included $0.5 million in relation to unrealized losses attributable to a fall in the market price of non-current marketable securities which had been purchased in December 2004 and attributable to revaluations of such securities which are denominated in British pounds. An additional other comprehensive loss of $0.3 million in relation to unrealized losses on the value of these securities was charged to other comprehensive loss in the six months ended June 30, 2006. On September 29, 2006 the Company determined that the value of these securities was other-than-temporarily impaired and, therefore, reversed, in the aggregate, unrealized losses of $0.8 million which had previously been included in Accumulated other comprehensive loss and charged this amount to selling, general and administrative expense. An unrealized gain on the value of these securities was reported at September 30, 2006. The total impairment charge which was recognized in operating expenses during the three months ended September 30. 2006 was $1.0 million.

The foreign currency translation adjustments also include the effect of revaluing the Company’s Japanese yen investment in Sumation Company Limited, or Sumation, a 50%-owned joint venture between the Company and Sumitomo Chemical Company Limited, or Sumitomo Chemical.

	Nine months ended September 30,
	2006	2005
	in thousands
Net Loss	$(22,242)	$(23,969)
Other comprehensive loss:
Unrealized (losses)/gains on marketable securities, net of reclassification adjustment	799	(482)
Foreign currency translation adjustments	(114)	(84)

Other comprehensive loss	685	(566)

Comprehensive loss	$(21,557)	$(24,535)

4. Investments in Affiliates

In January 2006 and April 2006, the Company invested $1.6 million and $3.3 million, respectively, in Sumation. In the nine months ended September 30, 2006, Sumation paid to the Company $6.0 million, in aggregate, as reimbursement of research and development expenses, covering the nine months from January 2006 to September 30, 2006. In March 2006, Sumation purchased from the Company intellectual property rights which the Company had acquired from a third party for $1.4 million.

In July 2006, pursuant to contractual arrangements which had been entered into in March 2005, the Company licensed certain of its intellectual property to Add-Vision, Inc. in consideration for which the Company was issued shares of Add-Vision’s preferred stock. Prior to this transaction, the Company had a 31% voting interest and a 42% ownership interest in Add-Vision. After the transaction, the Company had a 42% voting interest and a 55% ownership interest in Add-Vision.

5. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) ratified a tentative conclusion of the Emerging Issues Task Force (“EITF”) on Issue 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. The EITF conclusion requires companies to disclose whether reported revenues include any government-imposed sales or value added taxes. The Company will adopt this conclusion in its financial statements for the fiscal year ending December 31, 2006 by including in its significant accounting policy disclosures a statement that revenues are reported on a net basis, excluding sales and value added taxes but it will not have a material impact on its financial condition or results of operations.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements”, which establishes a framework for measuring fair value and expands disclosure requirements pertaining to such measurements. The Company will adopt SFAS 157 for the fiscal year ended December 31, 2008. The Company has not yet evaluated the impact of SFAS 157’s implementation on its financial condition or results of operations.

6. Income Taxes

Income taxes are a benefit for the nine months ended September 30, 2006 and 2005 reflecting tax credits to be received for research and development costs from the United Kingdom government, net of Delaware franchise tax payments.

The “Taxes receivable” balance of $3.2 million at September 30, 2006 includes $2.0 million of income tax refunds due for the year ended December 31, 2005 and $0.9 million for the nine months ended September 30, 2006. The remaining balance represents anticipated United Kingdom value added tax recoveries.

7. Stock-Based Compensation

At September 30, 2006, the Company had one stock-based employee compensation plan pursuant to which restricted stock units have been issued and two stock-based employee compensation plans pursuant to which stock options have been issued. These three plans are described more fully below. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 2”) and related interpretations, as permitted by the FASB’s SFAS 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). No stock-based employee compensation cost was recognized in relation to the Company’s two stock option plans in the Statement of Operations for the three and nine months ended September 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock compensation expense was recognized in relation to restricted stock units which had been issued pursuant to the Company’s special bonus plan. Effective January 1, 2006, the Company adopted the fair value recognition provisions of the FASB’s SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and nine months ended September 30, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

SFAS 123(R) requires that compensation expense be adjusted for projected forfeitures of stock options. In calculating pro-forma stock-based employee compensation expense prior to January 1, 2006, the Company did not make any adjustment for such forfeitures.

The effect of the adoption of SFAS 123(R) on the Company’s Loss from operations, Loss before benefit for income taxes and Net loss has been to increase each of these by $0.1 million for the three months ended September 30, 2006 and to increase each of these by $0.3 million for the nine months ended September 30, 2006, in relation to compensation expense for stock options as shown in the table below. The adoption of SFAS 123(R) has had no net impact on the Company’s statement of cash flows and no material impact on earnings per share.

	Compensation Expense for three months ended September 30, 2006	Pro Forma Compensation Expense for three months ended September 30, 2005
	(in thousands)
CDT Acquisition Corp. Stock Incentive Plan (1)	$9	$10
2004 Stock Incentive Plan (1)	121	70

Total Compensation Expense for Stock Options (1)	$130	$80

Special Bonus Plan (2)	$766	$765

Total Compensation Expense for Restricted Stock Units (2)	$766	$765

Total Stock-Based Compensation Expense	$896	$845

	Compensation Expense for nine months ended September 30, 2006	Pro Forma Compensation Expense for nine months ended September 30, 2005
	(in thousands)
CDT Acquisition Corp. Stock Incentive Plan (1)	$34	$169
2004 Stock Incentive Plan (1)	253	179

Total Compensation Expense for Stock Options (1)	$287	$348

Special Bonus Plan (2)	$2,267	$2,302

Total Compensation Expense for Restricted Stock Units (2)	$2,267	$2,302

Total Stock-Based Compensation Expense	$2,554	$2,650

(1)	compensation expense for stock options for the three and nine months ended September 30, 2005 was only reported in pro-forma footnote disclosures and not in the Statement of Operations.
(2)	compensation expense for restricted stock units issued in relation to the special bonus plan for the three and nine months ended September 30, 2005 was both reported in pro-forma footnote disclosures and recognized in the Statement of Operations. The only impact on the adoption of SFAS 123(R) on the compensation expense recognized with respect to these units was to account for estimated future forfeitures. This impact is not material.

For the three and nine months ended September 30, 2005, the Company followed APB 25 and related interpretations in accounting for stock options awarded to employees. Accordingly the Company recognized no compensation expense with respect to options granted to employees. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by SFAS 123, the Company’s net loss for the three months and nine months ended September 30, 2005 would have been the pro forma amounts indicated below:

	Three Months Ended September 30, 2005	Nine months Ended September 30, 2005
	(in thousands)
Net loss—as reported	$(8,591)	$(23,969)
Add back: APB 25 expense	765	2,302
Less: total stock-based employee compensation expense under the fair value method	(845)	(2,650)

Net loss attributable to common shareholders - pro forma	$(8,671)	$(24,317)

Net loss per share:
Basic and diluted—as reported	$(0.44)	$(1.23)

Basic and diluted—pro forma	$(0.44)	$(1.25)

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

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model using assumptions for the risk-free interest rate, volatility factor and expected life as detailed in the table below. The volatility factor for options issued prior to the Company’s initial public offering in December 2004 was based on the volatility of the Company’s stock price as measured using the prices at which stock was bought while the Company remained private. The volatility factor used for options issued on or after the Company’s initial public offering but before December 31, 2005 was based on fluctuations in the stock price of comparable public companies. Effective January 1, 2006, the Company calculated the volatility of its own stock using the daily closing price for the period since its initial public offering and determined that this provided a reasonable estimate of future volatility. The Company believes that an expected life of four years is a reasonable assumption for a company whose stock is relatively volatile but does not currently have any history of options being exercised.

Options Issued in:	2006 Q1	2005	2004 (post-IPO)	2004 (pre-IPO)	2003
Black-Scholes Assumptions:
Risk Free Interest Rate	4.363%	3.31%	3.31%	4.25%	4.25%
Volatility Factor	68.0%	74.8%	74.8%	15.3%	15.7%
Expected Life	4 Years	4 Years	4 Years	4 Years	4 Years
Dividend Yield	Zero	Zero	Zero	Zero	Zero

No stock options were issued by the Company in the six months ended September 30, 2006.

The Company makes an estimate of projected stock option forfeitures based on historical staff departures, adjusted for any one-time events which it does not believe will be representative of future periods.

A summary of stock option activity for the nine months ended September 30, 2006 is shown in the table below.

Stock Options	Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2005	786,690	$5.70 - $27.60	$20.50
Granted	149,400	$8.21 - $8.21	$8.21
Cancelled	(47,863)	$8.00 - $27.60	$19.13

Outstanding March 31, 2006	888,227	$5.70 - $27.60	$14.38	7.48	$204
Cancelled	(243,716)	$7.40 - $27.60	$8.98

Outstanding June 30, 2006	644,511	$5.70 - $27.60	$16.32	6.68	$7
Cancelled	(33,539)	$8.21 - $27.60	$19.78

Outstanding September 30, 2006	610,972	$5.70 - $27.60	$16.13	6.55	$3

Exercisable at September 30, 2006	227,474	$8.04 - $27.60	$19.58	5.27	$0

The fair value of each of the 149,400 options granted in the nine months ended September 30, 2006 was $4.48. No options have been exercised since the Company’s initial public offering in December 2004. The Company will issue new shares in the event that any options are exercised. At September 30, 2006, 980,334 shares were available for future grants.

The Company recognized $0.1 million of stock compensation expense in relation to stock options in the three months ended September 30, 2006 and $0.3 million of such compensation expense in the nine months ended September 30, 2006. The Company will recognize $0.1 million of compensation expense in the remaining three months of 2006, $0.5 million in 2007 and $0.3 million in 2008 with respect to stock options which were granted prior to September 30, 2006 but were not fully vested on that date, assuming that all such options do vest. Lower expense will be recorded to the extent that such options are cancelled prior to becoming fully vested and higher expenses will be recorded to the extent that the Company issues further stock options.

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

In the three months and nine months ended September 30, 2006, the Company charged $0.8 million and $2.3 million, respectively, to operating expenses in relation to awards to bonus holders other than the Company’s chief executive officer. There was a reduction of the liability which had been accrued at December 31, 2005 for U. K. national insurance tax on special bonus plan awards due to a decline in the Company’s share price between December 31, 2005 and September 30, 2006 and a charge in relation to U.K. national insurance tax on awards which were expensed in the nine months ended September 30, 2006. The net of these two amounts was income of $0.1 million for the three months ended September 30, 2006 and zero for the nine months ended September 30, 2006.

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

The Company therefore expects to defend the remaining claim. Fact discovery is complete and the matter is scheduled for trial in February 2007.

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

We sold our first P-OLED license in 1996 to Royal Philips Electronics and currently have ten device licensees, three materials licensees and two component licensees and are working with a number of additional display manufacturers through joint technology development programs and informal relationships. We recognized our first royalty revenues in 2002 when commercial consumer electronics products began incorporating our P-OLED technology. Currently, our P-OLED technology is being used in mobile phones, MP3 players, medical equipment and other applications.

While we have made significant progress over the past few years in advancing our P-OLED technology, we have incurred significant losses and will continue to do so unless our P-OLED technology becomes more widely adopted and commercialized by flat panel display manufacturers. As of September 30, 2006, we had an accumulated deficit of $190 million, in large part due to the research and development expenditures we have incurred. Our total research and development expenditures since 1999 exceed $97 million.

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

Although we believe that P-OLED display technology has the potential to enable displays to be manufactured at lower cost than competing LCD technology, this cost advantage will not be realized until P-OLED technology is proved in volume manufacturing. LCD manufacturing companies continue to strive to reduce unit manufacturing costs and such cost reductions will make it more difficult for P-OLED technology to penetrate the market, although we believe that the simpler structure of P-OLED display devices compared with LCD will mean that, ultimately, P-OLED displays will be cheaper to produce.

We believe that the flat panel display, or FPD, market will remain price sensitive. Limited penetration of P-OLED displays will be possible if there is a price premium, but we believe that any such premium will have to erode and that production costs at volume will have to be lower for P-OLED than for competing technologies in order that P-OLED products can take significant market share.

The commercial exploitation of P-OLED technology is not limited to display applications. In March 2006, Seiko Epson Corporation announced that they had succeeded in creating a print head that uses OLED as a high brightness light source. We believe that this opens the way for utilization of P-OLED as a new technology for printers and will potentially lead to the manufacture of color printers that are smaller, have higher resolution and faster printing speeds. Other companies are conducting research and development into lighting applications for P-OLED technology. We also carry out research and development into materials and device structures, which use technology similar to P-OLED technology, for other non-display applications, including electronic components and photo-sensor devices which contain organic rather than silicon semi—conductors.

In reading our financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance:

•	because our license fees often consist of large one-time payments and our royalties for the foreseeable future are expected to be smaller, recurring payments, we expect fluctuations in these revenues depending on the periods in which we enter into new licenses;

•	we continue to invest significant resources in research and development in order to develop and effectively demonstrate our technology so that it can be commercialized in a growing number of applications, which is indicated by our total research and development expenditures in the first nine months of 2006 of $9.7 million;

•	we expect that our future royalties will be impacted by the extent to which we continue to enter into new technology development agreements and existing technology development partners enter into commercial licenses for use of our P-OLED and other technologies; and

•	we expect that our future royalties will be impacted by the extent to which our existing licensees expand the use of our P-OLED and other technologies in commercial applications in consumer and industrial electronic products.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2006 and September 30, 2005

Operating Revenues (in thousands, except percentages)	Three months ended September 30, 2006	Three months ended September 30, 2005	% Increase / (Decrease)	Nine months ended September 30, 2006	Nine months ended September 30, 2005	% Increase / (Decrease)
License fees and royalties	$167	$110	52%	$2,248	$1,233	82%
Technology services and development	613	2,785	(78)%	1,994	5,895	(66)%
Equipment and supplies	145	3,670	(96)%	415	3,670	(89)%

Total operating revenues	$925	$6,565	(86)%	$4,657	$10,798	(57)%

License fees and royalties revenues increased from $0.1 million in the third quarter of 2005 to $0.2 million in the third quarter of 2006. The amount recognized in the third quarter of 2006 includes recognition of a portion of an up-front fee due under a license to intellectual property rights that was entered into during the third quarter of 2006 and royalties received from six licensees. The amount recognized in the third quarter of 2005 comprised royalty receipts from six licensees.

License fees and royalty revenues increased by $1.0 million, or 82%, from $1.2 million in the first nine months of 2005 to $2.2 million in the first nine months of 2006 due to a license fee of $1.0 million being recognized in the second quarter of 2006. Royalty revenues were received from seven licensees in both periods.

Technology services and development revenues declined by $2.1 million, or 76%, from $2.8 million in the third quarter of 2005 to $0.7 million in the third quarter of 2006 primarily because $1.5 million of revenue was recognized under a large contract from a customer in the third quarter of 2005 for the supply of technical services and equipment. In addition, revenues were received from Sumitomo Chemical in the third quarter of 2005 but no corresponding revenue was received from Sumitomo Chemical in the third quarter of 2006, due to the establishment of Sumation, our 50%-owned joint venture with Sumitomo Chemical, in November 2005 and the termination of the contract research arrangements with Sumitomo Chemical which had previously applied. Technology services and development revenues were received from six customers during the third quarter of 2006 and from nine customers during the third quarter of 2005.

Technology services and development revenues declined by $3.9 million, or 66%, from $5.9 million in the first nine months of 2005 to $2.0 million in the first nine months of 2006 primarily because $1.5 million of revenue was recognized under a large contract from a customer in the third quarter of 2005 for the supply of technical services and equipment. In addition, revenues from Sumitomo Chemical were lower in the first nine months of 2006 compared with the corresponding period of 2005, as described in the previous paragraph. Technology services and development revenues were received from 10 customers during the first nine months of each of 2006 and 2005.

Equipment and supplies revenue was $0.1 million in the third quarter of 2006 and $0.4 million in the first nine months of 2006 compared with $3.7 million in the third quarter and the first nine months of 2005, primarily due to the sale of three ink jet printers under the terms of a large contract with Delta Opto for equipment and technology transfer in the third quarter of 2005.

Samsung Electronics, Matsushita Electrical Industrial, Toppan Printing and Toshiba Matsushita Displays each accounted for in excess of 10% of our revenues for the third quarter of 2006. Samsung Electronics, Osram Opto, Toppan Printing and Toshiba Matsushita Displays each accounted for in excess of 10% of our revenues in the first nine months of 2006.

Cost of Sales (in thousands, except percentages)	Three months ended September 30, 2006	% of Revenues *	Three months ended September 30, 2005	% of Revenues *	Nine months ended September 30, 2006	% of Revenues *	Nine months ended September 30, 2005	% of Revenues *
License fees and royalties	1	1%	$2	2%	$13	1%	$15	1%
Technology services and development	439	72%	916	33%	925	46%	2,040	35%
Equipment and supplies	78	54%	2,756	75%	247	60%	2,756	75%

Total cost of sales	$518	56%	$3,674	56%	$1,185	25%	$4,811	45%

Gross profit	$407	44%	$2,891	44%	$3,472	75%	$5,987	55%

*	the percentages shown in these columns represent each Cost of sales figure divided by the related Revenue figure from the Operating `Revenues table above

Cost of sales related to License fees and royalties was 2% of related revenues in the third quarter of 2005 compared with 1% of related revenues in the third quarter of 2006 and 1% for each of the first nine months of 2006 and 2005. This comprises payments made to third parties from whom we have acquired intellectual property. We expect that cost of sales for License fees and royalties will average between 1% and 2% of related revenues in the future.

Cost of sales related to Technology services and development increased from 33% of related revenues in the third quarter of 2005 to 72% in the third quarter of 2006 and increased from 35% of related revenues in the first nine months of 2005 to 46% in the first nine months of 2006. The increase in cost of sales as a percentage of related revenues is due to the complexity of Technology services and development contracts which we delivered during the third quarter of 2006. Although the cost of sales percentage will fluctuate from quarter to quarter due to the differing requirements of revenue generating projects, we believe that there will be continuing market pressure on margins in Technology services and development contracts and that the cost of sales as a percentage of related revenues will be higher in future periods than has been reported previously due to this market pressure, although we expect it to be lower than the 72% reported in the third quarter of 2006.

Cost of sales related to Equipment and supplies decreased from 75% of related revenues in the third quarter of 2005 to 54% in the third quarter of 2006 due to the mix of product sold in the third quarter of 2006 favoring higher margin products. Cost of sales decreased from 75% of related revenues in the first nine months of 2005 to 60% in the first nine months of 2006 for a similar reason. We believe that cost of sales as a percentage of related revenues for Equipment and supplies reported in the first nine months of 2005 will be more representative of future quarters than the percentage reported in the first nine months of 2006.

Gross profit decreased by $2.5 million, or 86%, from $2.9 million in the third quarter of 2005 to $0.4 million in the third quarter of 2006 and decreased by $2.5 million, or 42%, from $6.0 million in the first nine months of 2005 to $3.5 million in first nine months of 2006. The aggregate gross margin percentage was similar for the third quarters of each of 2005 and 2006 due to the gross margins on Technology services and development reported in the third quarter of 2006 being similar to the margins on the Equipment and supplies contracts which comprised most of our revenues in the third quarter of 2005. Gross margins were higher in the first nine months of 2006 because of the revenue mix. A higher proportion of our revenues in the first nine months of 2006 came from higher margin revenue categories compared with the first nine months of 2005.

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

Operating Expenses (in thousands, except percentages)	Three months ended September 30, 2006	Three months ended September 30, 2005	% Increase / (Decrease)	Nine months ended September 30, 2006	Nine months ended September 30, 2005	% Increase / (Decrease)
Research and development expenses	$3,397	$4,116	(17)%	$9,702	$12,280	(21)%
Selling, general and administrative expenses	4,941	5,813	(15)%	12,515	14,196	(12)%
Amortization of intangibles acquired	395	395	—	1,185	1,185	—

Total Operating Expenses	$8,733	$10,324	(15)%	$23,402	$27,661	(15)%

Our research and development expenses decreased by $0.7 million, or 17%, from $4.1 million in the third quarter of 2005 to $3.4 million in the third quarter of 2006 because of:

•	a decrease of $1.9 million due to costs being reimbursed by Sumation, our 50%-owned joint venture with Sumitomo Chemical (this level of reimbursement is likely to continue in future periods);

•	an increase of $0.2 million in stock compensation expense;

•	an increase of $0.6 million due to increased expenditures on research projects; and

•	an increase of $0.4 million due to less of the cost of the research and development function being charged to revenue generating projects and correspondingly more being charged to Research and development expense, which $0.4 million increase was due to $0.7 million of such cost in the third quarter of 2005 compared with $0.3 million of such cost in the third quarter of 2006 incurred on activities which were similar in nature to research and development but which directly supported revenue-generating projects and were not therefore classified as Research and development expenses.

Our research and development expenses decreased by $2.6 million, or 21%, from $12.3 million in the first nine months of 2005 to $9.7 million in the first nine months of 2006 because of:

•	a decrease of $5.6 million due to costs being reimbursed by Sumation, our 50%-owned joint venture with Sumitomo Chemical (this level of reimbursement is likely to continue in future periods);

•	an increase of $0.6 million due to government grants received in the first nine months of 2005 versus zero in the first nine months of 2006;

•	an increase of $0.4 million in stock compensation expense;

•	an increase of $0.6 million due to increased expenditures on research projects; and

•	an increase of $1.4 million due to less of the cost of the research and development function being charged to revenue generating projects and correspondingly more being charged to Research and development expense, which $1.4 million increase was due to $2.4 million of such cost in the first nine months of 2005 compared with $1.0 million of such cost in the first nine months of 2006 incurred on activities which were similar in nature to research and development but which directly supported revenue-generating projects and were not therefore classified as Research and development expenses.

Research and development expenses will continue to vary from quarter to quarter due to the specific requirements of the projects being carried out in any quarter.

Our selling, general and administrative expenses decreased by $0.9 million, or 15%, from $5.8 million in the third quarter of 2005 to $4.9 million in the third quarter of 2006 because of:

•	a decrease of $2.0 million due to an impairment of promissory notes held by us which was recorded in the third quarter of 2005;

•	an increase of $0.2 million due to legal costs, particularly in relation to litigation-related expenses;

•	an increase of $1.0 million due to an impairment of marketable securities held by us; and

•	a decrease of $0.1 million due to administrative expenses being reimbursed by Sumation, our 50%-owned joint venture with Sumitomo Chemical, a level of reimbursement which is expected to continue in future periods.

Our selling, general and administrative expenses decreased by $1.7 million, or 12%, from $14.2 million in the first nine months of 2005 to $12.5 million in the first nine months of 2006 because of:

•	a decrease of $2.0 million due to an impairment of promissory notes held by us which was recorded in the third quarter of 2005;

•	an increase of $1.0 million due to an impairment of marketable securities held by us;

•	an increase of $0.2 million due to legal costs, particularly in relation to litigation-related expenses;

•	a decrease of $0.2 million due to lower stock compensation expense due primarily to a reduction in accrued United Kingdom national insurance which is payable in relation to awards of restricted stock units to employees and which is calculated as a percentage of the value of the stock and which has fallen due to a decline in the price of our common stock;

•	a decrease of $0.4 million due to administrative expenses being reimbursed by Sumation, our 50%-owned joint venture with Sumitomo Chemical, a level of reimbursement which is expected to continue in future periods; and

•	a decrease of $0.3 million in charges due under our former line of credit which was terminated by us in the first quarter of 2006.

Our amortization of intangibles acquired remained constant at $0.4 million in each of the third quarters of 2005 and 2006 and $1.2 million in each of the first nine months of 2005 and 2006.

Other Income / (Expense) (in thousands, except percentages)	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
(in thousands, except percentages)
Equity in loss of affiliates	(1,854)	(1,264)	$(4,868)	$(2,674)
Foreign currency transaction (loss) / gain	203	(276)	479	(370)
Other (expense)/income	(96)	91	514	(698)
Interest income	238	3	799	364

Total Income / (Expense)	$(1,509)	$(1,446)	$(3,076)	$(3,378)

Equity in loss of affiliates: Equity in loss of affiliates in the first nine months of 2005 included 50% of the losses of Litrex Corporation, or Litrex. We ceased reporting any equity in loss in relation to Litrex in November 2005 following the sale of our remaining equity stake. Also in November 2005, we acquired a 50% interest in Sumation and the Equity in loss reported for the first nine months of 2006 relates to our 50% interest in Sumation. We expect to continue reporting losses for Sumation in future periods. Sumation’s revenues to customers other than ourselves were $0.4 million for the second quarter of 2006 and $1.4 million for the nine months ended September 30, 2006.

Foreign currency transaction gain / (loss): Currency losses in the first nine months of 2005 primarily resulted from the revaluing of assets and liabilities denominated in currencies other than U.S. dollars. We would expect a gain from such revaluations in 2006 if the U.S. dollar weakens versus the British pound during the year and a loss if it strengthens since our British pound assets exceed our British pound liabilities. The gain reported in the first nine months of 2006 was primarily due to gains realized on the revaluation of bank balances held in British pounds.

Other income / (expense): The loss of $0.4 million reported in the first nine months of 2005 related to unrealized losses in the value of forward exchange contracts, which we had taken out in order to economically hedge future British pound expenses. The gain of $0.5 million in the first nine months of 2006 relates to the reversal of unrealized losses on these contracts which had been reported in prior periods. We are not currently intending to take out additional forward exchange contracts and all forward contracts held by us matured prior to September 30, 2006.

Interest income: Interest income increased by $0.4 million from $0.4 million in the first nine months of 2005 to $0.8 million in the first nine months of 2006 due to higher average cash balances.

Our benefit for income taxes fell from $1.1 million in the first nine months of 2005 to $0.8 million in the first nine months of 2006. A benefit is shown because we surrender tax losses which related to certain research and development expenditures to the U. K. tax authorities in return for a cash payment. The amount of benefit we accrue is reduced to the extend that such expenses support revenue-generating contracts and this amount is lower in 2006 because we are not able to claim any benefit in relation to research and development costs which are reimbursed by Sumation, our 50%-owned joint venture company with Sumitomo Chemical.

Our net loss increased from $8.6 million in the third quarter of 2005 to $9.6 million in the third quarter of 2006 because lower gross profit, higher equity in loss of affiliates and lower benefit for taxes was only partially offset by lower operating expenses and higher interest income and foreign exchange related gains. Our net loss fell from $24.0 million in the first nine months of 2005 to $22.2 million in the first nine months of 2006 because lower gross profit and higher equity in loss of affiliates was more than offset by lower operating costs, higher interest income and foreign exchange related gains.

Liquidity and Capital Resources

(in thousands)	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Summary Cash Flow

Net loss	$(22,242)	$(23,969)
Non-cash items	13,650	12,363
Changes in operating assets and liabilities	(1,092)	(3,890)

Net cash used in operating activities	$(9,684)	$(15,496)

Acquisition of fixed and intangible assets	$(1,212)	$(2,884)
Acquisition of equity interests	(4,784)	(1,097)
Loans to affiliates	—	(1,715)
Investments in marketable securities	(1,915)	—

Net cash used in investing activities	$(7,911)	$(5,696)

Cash used in financing activities	—	—

Net decrease in cash	$(17,595)	$(21,192)

Cash at December 31, 2005 and 2004	$31,263	$26,892

Cash at September 30, 2006 and 2005	$13,668	$5,700

Current Marketable Securities at September 30, 2006 and 2005	$1,915	—

Cash plus Current Marketable Securities at September 30, 2006 and 2005	$15,583	$5,700

Net cash used in operating activities decreased by $5.8 million from $15.5 million in the first nine months of 2005 to $9.7 million in the first nine months of 2006 due to:

•	an increase of $2.4 million due to lower gross margins;

•	a decrease of $3.4 million due to lower operating expenses, adjusted for non-cash components such as depreciation, amortization and impairment charges;

•	a decrease of $2.0 million due to foreign currency gains and losses and other income and expense related to the revaluation of foreign exchange contracts;

•	a decrease of $0.4 million due to an increase in interest income;

•	an increase of $0.7 million due to taxation; and

•	a decrease of $3.1 million due to changes in operating assets and liabilities, primarily due to an increase in deferred revenues partially offset by an increase in accounts receivable.

In the first nine months of 2005 we invested $1.1 million in Add-Vision, Inc, a California company. We have not made additional investments since then but may do so in future periods. In the first nine months of 2006 we invested $4.9 million in Sumation and invested a further $3.4 million in October 2006. We expect to provide additional funding in future periods. The amount of funding required by Sumation will be dependent on the extent to which Sumation is able to fund its activities from sales of P-OLED materials. Sumation funds some of our research and development activities and we expect to receive more in reimbursements from Sumation than we will invest in the funding of Sumation.

We have $1.9 million invested in certificates of deposit with maturities of more than 90 days but less than one year. We anticipate holding these investments to maturity.

We expect, based on our internal forecast and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts and revenues, including stage payments due to us pursuant to our contractual arrangements with Matsushita Electrical Industrial), that we will have sufficient cash to meet our obligations for at least the next 12 months. Until March 2006 we had a line of credit for a maximum amount of $15.0 million, of which $0.5 million could not be borrowed. We have had no drawings under this line of credit since December 2004 and, in March 2006, we determined that it was no longer cost effective to retain this facility and we terminated the line of credit at that time.

During 2005 we entered into a number of forward exchange contracts to sell U.S. dollars and buy British pounds in order to fund our U. K. operating expenses during 2006. These contracts were not designated as hedging instruments and, therefore, gains and losses were recognized immediately in earnings during the period. At September 30, 2006, all such contracts had expired. We are no longer entering into forward exchange contracts at this time, but we may do so in the future.

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

Stock Based Compensation

As explained in Note 7 to our consolidated financial statements, we followed APB 25 and related interpretations in accounting for stock options through December 31, 2005. Accordingly, we recognized no compensation expense with respect to options granted to employees in the third quarter and first nine months of 2005.

Effective January 1, 2006, we adopted SFAS 123(R), which replaces SFAS 123 and supersedes APB 25, and started recorded compensation expense with respect to unvested stock options using the modified prospective method. We have continued using the Black-Scholes model to calculate the fair value of stock option awards. Prior to December 2004, we issued some options which could only vest if a specified rate of return was made by our largest shareholders but, since December 2004, no such conditions have applied to any of our stock option awards. We are using similar assumptions to those we used previously when applying this model with the exception that, instead of basing our volatility assumption solely on the historic volatility of stocks comparable to ours, we use the historic volatility of our own stock as a guide to assist us in making a reasonable determination of expected future volatility.

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

SFAS 123(R) also applies to our special bonus plan pursuant to which restricted stock units were issued to employees in December 2004. We have charged the fair value of these units to compensation expense over their vesting period, other than with respect to those units issued to our Chief Executive Officer which were charged to compensation expenses in the period in which they were issued. The application of SFAS 123(R) has not had a material impact on the expense recorded in relation to these restricted stock units. In October 2006, we modified the terms of the award of restricted stock units which had been made to our Vice-President of Legal and Intellectual Property in conjunction with the termination of his employment with us which will occur in March 2007. The effect of this change, for accounting purposes, will be that the restricted stock units issued to this employee, which would have vested during 2007, will be deemed to have been forfeited and replaced by a new award of the same number of units that will vest during the remaining term of his employment. Since the fair value of the newly-awarded units in October 2006 is lower than the fair value of the forfeit units which was set in December 2004, the impact of this change will be to reduce operating expenses by $0.6 million in 2007 and increase operating expenses by $0.4 million in the fourth quarter of 2006.

We recognized $0.3 million of compensation expense in relation to stock options in the first nine months of 2006, most of which was recognized in the first quarter due to a significant number of options being forfeited in the second quarter. We will recognize $0.1 million of compensation expense in the remaining three months of 2006, $0.5 million in 2007 and $0.3 million in 2008 with respect to stock options which were granted prior to September 30, 2006 but were not fully vested on that date, assuming that all such options do vest. Lower expense will be recorded to the extent that such options are cancelled prior to becoming fully vested and higher expense will be recorded to the extent that we issue further stock options.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice-President Finance, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Vice-President Finance concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

(b) Changes in internal control over financial reporting. Daniel Abrams, Chief Financial Officer, resigned on June 30, 2006 and his responsibilities were assumed on July 3, 2006 by Michael Black, Vice-President, Finance as Principal Financial Officer. As a result of this change and in order to maintain effective internal control over financial reporting, responsibilities for operating certain financial controls were reallocated within the finance department in order to preserve adequate segregation of duties. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to defend the action. Fact discovery is complete and the action is scheduled for trial in February 2007.

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

Since inception, we have generated limited revenues while incurring significant losses. We expect to incur losses for the foreseeable future until such time, if ever, as we are able to achieve sufficient levels of revenue from the commercial exploitation of our P-OLED and related technologies to support our operations. You should note that:

•	P-OLED technologies may never be broadly commercially adopted;

•	markets for FPD using P-OLED technologies may be limited; and

•	we may never generate sufficient revenues from the commercial exploitation of our P-OLED and related technologies to become profitable.

We license our P-OLED and related technologies to P-OLED materials manufacturers and display manufacturers, which then incorporate our technologies into the materials and products they sell. Even if we and our display manufacturer licensees develop commercially viable applications for our P-OLED technologies, we may never recover our research and development expenses. We have had significant net losses in previous periods and expect to report net losses in future periods, and as of September 30, 2006, we had an accumulated deficit of $190 million. We cannot predict what impact continued net losses might have on our ability to finance our operations in the future or on the market value of our common stock.

Because we are at an early stage of development and have a limited operating history, our future results are unpredictable.

Our future success is uncertain because we have a limited operating history and face many risks and uncertainties. If we are unsuccessful in addressing these risks and uncertainties, we may be unable to generate sufficient revenue growth to support ongoing operations. We were formed in 1992 to research and develop P-OLED technology. We began licensing P-OLED technology to original equipment manufacturers, or OEMs, in 1996, and in 2002 this technology was initially commercialized. Accordingly, there is only a limited amount of past experience upon which to evaluate our business and prospects, and a potential investor should consider the challenges, expenses, delays and other difficulties involved in the development of our business, including the continued development of our P-OLED and related technologies, refinement of processes and components for commercial products using our P-OLED and related technologies, formation of additional commercial relationships and achievement of market acceptance for products using P-OLED and related technologies.

If our P-OLED technology is not feasible for broad-based product applications, we may never generate revenues sufficient to support ongoing operations.

Before manufacturers of displays and other products which use our P-OLED and related technologies will agree to use these technologies for wide-scale commercial production, they will likely require us to demonstrate to their satisfaction that our P-OLED and related technologies are feasible for their particular product applications. This, in turn, would require additional advances in our research and development efforts, as well as those of others, for applications in a number of areas, including:

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

We believe that a competitive advantage of our P-OLED technology is that, unlike the materials used by competing OLED technologies, our P-OLED materials can be dissolved in common organic solvents to make inks which can be patterned using high precision printing processes to make displays. Several other companies, including, we believe, DuPont Displays, Universal Display Corporation and Seiko Epson, are attempting to develop alternative OLED materials with similar properties and some have claimed progress in this work. If other companies succeed in the development of such materials and also develop associated device structures and manufacturing techniques, it may become possible to print OLED displays which are not covered by our intellectual property. If such technologies are successfully developed and commercialized and are perceived by display makers to be superior to our P-OLED technology, our business strategy may fail.

Because we do not manufacture or sell any products to end users, we depend on the manufacturing capabilities of our display manufacturer licensees. Any difficulties or delays affecting their manufacturing processes or any decision to terminate or reduce their display manufacturing businesses could harm our business.

We license our P-OLED and related technologies to display manufacturers, who then incorporate our technologies into the products that they sell. Because we do not manufacture any commercial products, our success depends on the ability and willingness of our licensees to develop, manufacture and sell commercial products integrating our technologies. Any significant disruption or increase in cost of the manufacturing processes of our display manufacturer licensees or a decision by any of our display manufacturer licensees to terminate or reduce their efforts to manufacture or sell displays would adversely affect our royalty revenues and thus our business.

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

Our capital requirements have been, and will continue to be, significant. Substantial additional funds will be required in the future to maintain current levels of expenditure for research, development and commercialization of our P-OLED and related technologies, to obtain and maintain patents and other intellectual property, or IP, rights in these technologies, as well as for working capital and other purposes, the timing and amount of which are difficult to forecast. If we do not achieve our revenue goals, our cash on hand may not be sufficient to meet all of our future needs. When we need additional funds, such funds may not be available on commercially reasonable terms or at all. If we cannot obtain more money when needed, we might be forced to cut back our current activities and our business might fail. In December 2005, we sold 2,187,500 shares of our common stock in a private placement for which the gross proceeds were $17.5 million. We expect, based on our internal forecast and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts and revenues, including stage payments due to us pursuant to our contractual arrangements with Matsushita Electrical Industrial), that we will have sufficient cash to meet our obligations for at least the next 12 months.

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

We do not currently take out forward contracts, but we may do so in the future, the management of which we may outsource to third parties. There is no guarantee that we or any such third parties will be successful in reducing the risks to us of our exposure to foreign currency fluctuations and these fluctuations may adversely affect our results of operations, financial condition or cash flows.

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

Our performance is substantially dependent on the continued services of senior management, particularly our Chief Executive Officer who has been principally responsible for establishing and maintaining many of our most important commercial relationships, and our Chief Technology Officer, who was one of the inventors of our fundamental P-OLED technology and helps direct our technology development program, and on our ability to offer competitive salaries and benefits to our employees. Also, Dr. Fyfe’s current employment agreement with us expires in December 2008. We do not carry key person life insurance on any of our senior management or other key personnel. If we lose the services of key senior management personnel, we may not be able to find suitable replacements in a timely manner or at all, which would seriously harm our business. Additionally, competition for highly skilled technical, managerial and other personnel is intense. We might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees that we might need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail. We currently have fewer than 130 employees, and we may encounter increasing difficulty in attracting enough qualified personnel as our operations expand and the demand for their services increases. This difficulty could impede the attainment of our research and development objectives and cause our business strategy to fail.

In December 2004, we awarded restricted stock units to a number of our senior executives. These units generally vest over a three-year period that will end in December 2007, which was intended to retain the services of these executives during this period. We are considering what new arrangements would be appropriate to retain and provide suitable incentives for our senior executives, but there is no assurance that we will be able to continue to retain their services after the existing restricted stock units have fully vested.

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

We intend to expand our business primarily through internal growth, but from time to time we may consider strategic acquisitions or other investments, as well as joint ventures, to develop P-OLED materials and displays and related technologies. Any future acquisition, investment or joint venture would involve numerous risks, including:

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

Sales of substantial amounts of our common stock, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities. As of November 9, 2006, there were 21,483,205 shares of our common stock outstanding. In addition, we may in the future issue additional shares of our common stock that might be or become freely transferable, including shares that may be issued under additional registration statements that we may file, such as our shelf registration statement described below, upon the exercise of warrants or options or pursuant to our special bonus or other plans.

Shares freely transferable without restriction or further registration under the Securities Act of 1933 pursuant to Rule 144 or otherwise	12,825,372	59.7%
Shares held by Kelso and eligible for sale under Rule 144 *	8,657,833	40.3%

Total shares outstanding at November 9, 2006	21,483,205	100.0%

Shares issuable pursuant to outstanding warrants	659,468
Shares issuable pursuant to outstanding stock options	610,972
Shares issuable pursuant to awards under our special bonus plan	1,200,000
Share reserved for future grants under stock incentive plans	980,334

*	stock held by Kelso is subject to volume, manner of sale, holding period and other limitations of Rule 144

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

We incur significant legal, accounting, administrative and other costs and expenses as a public company. We are required to comply with the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Nasdaq Global Market. Compliance with these rules and regulations causes us to incur legal, audit and financial compliance costs, and diverts management attention from operations and strategic opportunities. We will incur additional costs in evaluating and reporting on our internal control over financial reporting and having our independent auditors annually attest to our evaluation as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations thereunder, which we expect to commence with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007. We are preparing to comply with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our initial report on our internal control over financial reporting. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and it requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Effective internal controls are necessary for us to provide reliable financial reports. We have in the past discovered, and may in the future discover, areas of our internal controls that require improvement. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent auditors discover a material weakness, the disclosure of the fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the Nasdaq Global Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

We are required to retain independent directors to serve on our board of directors. If vacancies on our board of directors or our audit committee occur that need to be filled by independent directors, we may encounter difficulty in attracting qualified persons to serve on our board, and, in particular, our audit committee. If we fail to attract and retain the required number of independent directors we may be subject to SEC enforcement proceedings and delisting of our common stock from the Nasdaq Global Market. We are also incurring high costs to maintain directors and officers insurance.

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

None

Item 6. Exhibits

Exhibit Number	Description of Document
10.1 †	Patent License for LEP Display, dated September 7, 2006, among Cambridge Display Technology Limited, CDT Licensing Limited and Matsushita Electric Industrial Co., Limited

10.2 (1)	Compromise agreement, dated October 30, 2006, between Cambridge Display Technology Limited and Stephen Chandler (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2006)

10.3 (1)	Employment agreement, dated August 10, 2006, between Cambridge Display Technology Limited and Jim Venninger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2006)

10.4 (1)	Employment agreement dated October 30, 2006, between Cambridge Display Technology, Inc. and David Fyfe (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 31 2006)

10.5 (1)	Form letter to employees with regard to change in retirement age effective December 1, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 31, 2006)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1 (2)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2 (2)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	Indicates a management contract or compensatory plan or arrangement.
(2)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the material contained in Exhibits 32.1 and 32.2 is “furnished” and not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
†	Confidential treatment has been requested with respect to certain portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Dated: November 9, 2006	By:	/s/ DAVID FYFE
DAVID FYFE Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2006	By:	/s/ MICHAEL BLACK
MICHAEL BLACK Vice-President Finance (Principal Financial Officer)