Form 10-K
period 2006-12-31
Cambridge Display Technology, Inc.
filed 2007-03-01
CIK 1297968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51079

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4085264
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Cambridge Display Technology Limited, 2020 Cambourne Business Park Cambridge CB23 6DW, United Kingdom	011-44-1954-713-600
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered to pursuant Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered to pursuant Section 12(g) of the Act: None

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Market on that date, was approximately $65.2 million. For purposes of this calculation, all executive officers and directors of the registrant and each beneficial owner of more than 10% of the registrant’s common stock were considered affiliates. This determination of affiliate status is not a determination for any other purpose.

As of February 22, 2007, there were 21,630,703 shares of Common Stock, $0.01 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT

CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the information incorporated by reference contains some “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K also contains information relating to us that is based on the beliefs of our management, as well as assumptions made by, and the information currently available to, our management. Among other things, these statements include, but are not limited to, the statements in this Annual Report on Form 10-K regarding:

•

the outcomes of our ongoing and future research and development activities, and those of our licensees, related to our polymer organic light emitting diode, or P-OLED, Total Matrix Addressing, or TMA, and related technologies referred to below;

•	the potential commercial applications of our P-OLED, TMA and related technologies, and of OLED products in general;

•	our ability to form and continue joint ventures and other strategic relationships with manufacturers of P-OLED materials, displays and other devices which incorporate our technologies;

•	successful commercialization of products including our P-OLED, TMA or related technologies by ourselves or by our licensees;

•	the willingness of these manufacturers and licensees to continue to develop, manufacture and sell commercial products integrating our technology;

•	future demand for products using our P-OLED, TMA or related technologies;

•	the comparative advantages and disadvantages of our technologies versus competing technologies currently on the market;

•	the nature and potential advantages of any competing technologies that may be developed in the future;

•	our ability to compete against third parties with resources greater than ours;

•	our ability to maintain and improve our competitive position following the expiration of our fundamental patents;

•	the adequacy of protection afforded to us by the patents that we own or license and the cost to us of enforcing that protection;

•	our ability to obtain, expand and maintain patent protection in the future and to protect our unpatentable intellectual property;

•	developments in and expenses associated with resolving matters currently in litigation;

•	the payments that we expect to receive in the future under our existing contracts and the terms that we are able to enter into with new licensees of our technology;

•	exposure of our international operations and those of our licensees to significant risks;

•	our future capital requirements and our ability to obtain additional financing when needed; and

•	our future P-OLED technology licensing and other revenues and results of operations.

In addition, when used in this Annual Report on Form 10-K, including the documents incorporated by reference, the words “estimate”, “project”, “believe”, “expect”, “intend”, “anticipate”, “seek”, “will”, “may” and “plan” and similar expressions involving potential future developments are intended to identify forward-looking statements. All of these forward-looking statements reflect our current views with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements, including those risks discussed in this Annual Report on Form 10-K.

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

This Annual Report on Form 10-K contains references to a number of trademarks that are registered trademarks of ours or our affiliates or trademarks for which we or our affiliates have pending applications or common law rights. These include P-OLED, TMA, CDT, Cambridge Display Technology and Sumation.

PART I

ITEM 1.	BUSINESS

Company Overview

Founded in 1992, we are a pioneer in the development of polymer organic light emitting diodes, or P-OLEDs, and their use in a wide range of electronic display products used for information management, communications and entertainment.

P-OLEDs are part of the family of OLEDs, which are thin, lightweight and power efficient devices that emit light when an electric current flows. P-OLEDs offer an enhanced visual experience and superior performance characteristics compared with most other flat panel display, or FPD, technologies such as liquid crystal displays, or LCDs, and have the key advantage that they can be applied in solution using printing processes.

We generate revenues from:

•	License fees and recurring royalty payments from licensees of our intellectual property, which include leading display manufacturers, suppliers of P-OLED materials and others;

•	Technology development and transfer services to our licensees, joint development partners, and other customers; and

•	The sale of our equipment and products related to the development and production of P-OLED based applications.

Flat Panel Display Industry Overview

The FPD industry continues to experience strong growth. According to a 2007 report by DisplaySearch, an independent market research firm tracking the FPD industry, the worldwide FPD market is expected to reach $92.0 billion in 2007, from $74.8 million in 2004, representing an average compounded annual growth rate of approximately 7%.

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

•

Other Applications:    In addition to consumer electronics devices, FPDs are increasingly being used in other applications such as automotive global positioning system, or GPS, advertising displays, medical instrumentation panels and household appliances.

OLED: The Next Generation FPD Technology

Background of OLEDs

Organic Light Emitting Diodes, or OLEDs, are matrixes of organic diodes that emit light when an electric current flows. OLEDs are thin, lightweight and power efficient devices used in FPDs and other applications.

Our P-OLED technology is based on a discovery at the University of Cambridge in 1989 that organic polymers are capable of emitting colored, color-tunable, light when stimulated electrically. This followed an earlier discovery that electroluminescence was possible with ‘small molecules’ of relatively low molecular weight.

P-OLEDs Versus LCD and other non-OLED FPD technologies

In 2006, LCD displays, in total, accounted for approximately 87% of total FPD sales, according to DisplaySearch.

Driven by the strong demand for LCDs, particularly for LCD televisions, LCD panel manufacturers are investing in fabrication facilities that enable significantly larger sheets of glass to be processed, thereby reducing unit costs and allowing availability of large-sized television panels. This industry trend favors large, established panel manufacturers who can afford the approximately $1 billion required to construct, equip, test and run a Generation 5, or Gen-5, facility which processes substrates, of approximately 39 inches by 43 inches, or the at least $2 billion capital investment required for a more advanced Gen-6 or Gen-7 facility, which processes substrates of approximately 59 inches by 71 inches. AU Optronics Corp, Chi Mei Optoelectronics, LG.Philips LCD Co. Ltd and Samsung Electronics Co. Ltd in a joint venture with Sony Corporation have each announced plans for Gen-6 or Gen-7 LCD fabrication facilities while Sharp has announced plans for a Gen-8 facility. The substrate size for Gen-8 may exceed 90 inches by 90 inches. However, the huge capital commitments required are prohibitive to most industry participants. We believe that this dynamic will result in continued consolidation within the LCD industry and present challenges for other companies attempting to enter or sustain LCD display businesses.

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

The emissive nature of OLED technology has important implications in display and lighting applications, and the lack of a requirement for the backlight and color filter required in LCDs offers the opportunity for significant cost savings to display manufacturers. Additional attractions of OLED displays include:

•

Superior Viewability.    The emissive nature of OLEDs enables bright, high contrast displays. OLED displays also have a better color spectrum than most LCDs and very wide viewing angles. We believe the superior viewability and image quality of OLED displays is a key differentiator for consumers in applications ranging from mobile phone to large screen televisions.

•

Faster Video Response for Displaying Moving Images.    OLED displays have response times that are approximately one thousand times faster than LCDs, and they are ideally suited for displaying moving images without ‘smearing’. We believe the faster video response of OLED displays will enable them to further penetrate the mobile phone market as mobile phones add video features and television tuner capabilities and manufacturers move towards launch of 3G and next generation wireless technologies.

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

•

Lower Power Consumption.    OLED displays have lower power consumption than LCD displays, because light is not lost through the color filter, which is not necessary for an OLED display, and because an OLED only emits the light necessary for each specific image being displayed, whereas the backlight in an LCD operates at full power at all times.

P-OLEDs versus SMOLEDs

P-OLED technology shares all the visual advantages, as well as low power consumption, of the competing small molecule OLED, or SMOLED, technology, but has the additional advantage of solution processability which means that, unlike most SMOLED materials, P-OLED materials can be deposited using printing techniques rather than requiring the use of vacuum evaporation processes with perforated metal masks, a process that is believed by many in the industry to be limited as to scalability to large substrates.

Attractions of P-OLED solutions include:

•

Higher Yields.    We believe that the printing techniques which are used to produce P-OLED devices have the potential for higher yields for large substrate sizes compared with the yields achievable by the vacuum deposition process used by manufacturers of SMOLED devices.

•

Attractive Form Factor.    OLED displays are less than two millimeters thick when manufactured on glass substrates and have the potential to be even thinner, and flexible, when printed on plastic substrates in the future.

•

Potentially Cost Competitive with LCD.    The number of components required to manufacture an OLED device is significantly less than the number of components required by an LCD device which we believe gives OLED the potential for offering substantial cost savings.

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

Drive Adoption of our P-OLED Technology.    Our strategy is to collaborate with a group of companies, including material suppliers, equipment manufacturers, display makers and component providers, with expertise in a range of technologies that are necessary for the success of our P-OLED technology. For example, we have formed a joint venture company, Sumation™, with Sumitomo Chemical Company, or Sumitomo Chemical, to accelerate the development of better performing P-OLED materials. Also, in order to provide specialized ink jet printers for printing P-OLED devices, we collaborate with Litrex Corporation, or Litrex, and we are an exclusive distributor of Litrex printers for P-OLED applications. In January 2002, we opened our Technology Development Center in Godmanchester, near Cambridge, England to enable us to develop P-OLED display manufacturing processes in a commercial scale facility and to subsequently sell process and engineering packages to our licensees. In return for technology transfer and service fees, we provide a range of customized service packages which assist companies in achieving their plans to commercialize products using our P-OLED technology.

Expand and Deepen Relationships with Leading Display Manufacturers.    We have established relationships with many of the major display manufacturers in the industry, including formal relationships with Samsung Electronics, Seiko Epson Corporation, Toppan Printing Co. Ltd. and Toshiba Matsushita Displays Technology Co., Ltd. and informal relationships with others. Our formal relationships involve license agreements or technology development agreements. Our informal relationships are based on signed non-disclosure agreements and the regular exchange of technical information between representatives. All of our informal partners have active internal P-OLED research and development projects.

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

Increase the Value Proposition of our Technology.    Currently our primary focus is to develop additional P-OLED materials and device structures which extend lifetimes, increase power efficiencies and enhance color spectrums to allow P-OLED technology to be used in a broader array of FPD applications. We believe that improving color lifetimes, efficiencies and spectrum, in addition to refining and simplifying the processes utilized in manufacturing P-OLED displays, such as ink jet printing, are the key challenges that we and our partners must continue to address in order to reach the full range of display markets. We seek to enable the adoption of P-OLED technology by promoting complementary technology developments, such as our Total Matrix Addressing™ display driver chip technology which is described below.

Expand Addressable Markets by Leveraging Core Technologies.    While we focus our development efforts on the FPD market, which we believe represents the largest near to mid-term market opportunity for our core P-OLED and solution processing technologies, we also intend to explore the applicability of our core technologies to additional applications such as signage and poster-type displays that incorporate multimedia capabilities, sensors, solid state lighting and photovoltaic cells. For example, we have licensed our core P-OLED technology to OSRAM Opto Semiconductors GmbH and Royal Philips Electronics, or Philips, two of the largest lighting companies in the world, for lighting applications.

Key Factors to Adoption of OLED

We believe the adoption of P-OLED technology by display manufacturers will be driven by the following key factors:

•    Increased Lifetime Efficiencies

A key driver to accelerating commercial adoption of OLED-based devices is the development of OLED devices with service lifetimes adequate for commercial applications. Lifetime is conventionally defined as the time for the brightness to fall to half its initial level. Our P-OLED technology has demonstrated test cell lifetimes greater than 98,000 hours for phosphorescent red devices, over 58,000 hours for green devices and over 25,000 hours for blue devices measured at our standard initial brightness of 400 candelas per square meter, or cd/m2. Service lifetimes are extrapolated from laboratory testing of simple test devices at high brightness levels and used to predict the lifetime from a lower figure. The rate of progress in improving lifetime performance has accelerated over the last few years and in 2006 we improved P-OLED lifetimes by more than 150% for all three primary colors (red, green and blue) in test devices. This lifetime data for test cells has to be converted to a display system lifetime using relevant design parameters such as aperture ratio, pixel layout, use of a polarizer and also taking account of service conditions. We have developed a sophisticated computer model to convert test cell lifetime into display system lifetime predictions.

We believe that we and our materials licensees can produce P-OLED materials that, when used in the manufacture of display devices, are capable of satisfying the service lifetime requirements for small- to medium-sized consumer product applications such as mobile phones, PDAs, digital cameras and camcorders (including electronic viewfinders), portable DVD players, electric shavers, MP3 players, and in-car entertainment and navigation displays, but are not yet sufficient for televisions, notebook computers or desktop computer monitors, which operate at higher brightness levels and have longer service lives and, in the cases of notebooks and monitors, operate under more demanding services conditions because of higher pixel utilization. While the backlight of an LCD display is constantly on at peak brightness and is, therefore, drawing full power, a P-OLED pixel only needs to be as bright as is needed at that location in the displayed image at any particular time. Independent research has shown that televisions, for example, have a typical pixel brightness of less than 15% of peak brightness. Still cameras operate at approximately 25% of peak brightness. This feature of only requiring power when needed has important implications for the lifetimes and power consumption of P-OLED displays.

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

•    Reduced Manufacturing Costs

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

•    Improved Power Efficient Technologies

It has all ready been demonstrated that OLED-based devices can provide equivalent or better visual experiences at substantially lower power levels. CDT is striving to improve power efficiency through three routes. First, in addition to our P-OLED fluorescent technology, we are developing high efficiency, solution processable, phosphorescent dendrimer materials. Dendrimers are large, spherical molecules with branched chains emanating from their cores which enable solution processable materials and device structures that allow OLEDs to emit light through a process known as phosphorescence. It is believed that phosphorescent devices are capable of device efficiencies up to four times higher than those exhibited by fluorescent OLEDs. This would substantially reduce the power requirements of an OLED display and is potentially useful for hand-held devices, such as mobile phones, where battery power is often a limiting factor. The least efficient fluorescent color is red and development of phosphorescent red materials has been the primary focus for this research to date.

Second, we continue to research the findings at the University of Cambridge, UCLA and Yamagata University and Philips, Add-Vision, Inc. and TDK Corporation which have shown that higher efficiencies than were thought possible can be obtained from fluorescent P-OLED materials. These findings indicate that a greater proportion of singlet excitons are being generated than previously thought to be possible. We believe that these findings may allow fluorescent P-OLEDs to achieve significantly higher power efficiencies than previously expected and may provide the only route to very high efficiency blue OLEDs, as phosphorescent blue emission, at a practical color point, is difficult to obtain and sustain.

•    Enhanced and New Driver Technologies

LCD and OLED display devices are classified as either passive matrix or active matrix devices. In passive matrix devices, pixels are connected via a simple X-Y grid and rows or columns are addressed consecutively. In active matrix devices, pixels are connected to an array of thin film transistors and can be addressed simultaneously.

Our licensees are currently shipping P-OLED passive matrix displays for applications where performance demands are well within the current state of the technology. In November 2006, we announced the development of a new passive matrix driver, Total Matrix Addressing™, or TMA™. Prior to TMA, large OLED displays have only been feasible by using active matrix (AM) technology incorporating an expensive thin-film transistor (TFT) layer. Passive matrix (PM) displays, which are driven by cheaper external chips, have been restricted to smaller screen sizes. TMA is a technology which potentially can be incorporated into driver chips to bring active matrix capabilities to passive matrix displays. TMA reduces power consumption and enhances panel lifetime for a given pixel count in passive matrix displays. Measurements on small passive matrix displays that incorporated the TMA solution demonstrated at least a 50% reduction in power consumption or exhibited double the display luminescence at the same power consumption. The TMA driving system can be applied to both P-OLED and SMOLED passive matrix displays. Industry response has been very positive to this new technology and in January 2007, we acquired the assets of Next Sierra Inc., an OLED display design chip house to help accelerate CDT’s development of this technology, which we believe has strong commercial potential.

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

There are two primary types of thin film transistor substrates in use today: amorphous silicon which is the most commonly used in the LCD industry, and low-temperature poly-silicon, or LTPS, which has certain benefits due to its higher current mobility. CDT and others, notably Casio Computer Co., Ltd., have shown that P-OLED displays can be used with amorphous silicon thin film transistor technology. Although more development is required, we believe this work potentially increases the number of possible manufacturing facilities that could be converted from LCD to P-OLED and also the ability to scale P-OLED manufacturing to Gen-5 and larger.

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

Our Competitive Strengths

Intellectual Property

We believe that we hold the most extensive and significant intellectual property, or IP, portfolio for P-OLED materials and devices, and TMA applications, including the fundamental patents for the use of polymers in electroluminescent devices.

Since our founding, IP has been and continues to be our highest priority and the quality and range of our IP portfolio reflects this. From the initial filings with respect to our fundamental patents, we have now amassed a substantial base of IP assets including granted and pending patents, trade secrets and know-how. Currently we have 200 published or unpublished patent families, including 13 joint filings with our development partners, with 96 patents issued in the United States, 39 patents issued in Europe (principally in the U.K., France, Germany and the Netherlands), 24 patents issued in Japan and 23 patents issued in China. In addition, we have applied for 81, 74, 93 and 35 patents that are currently pending with the applicable governmental authority in, respectively, the United States, Europe, Japan and China.

Our patent portfolio now extends into the following areas:

•	electroluminescent devices;

•	electroluminescent and charge transport materials;

•	manufacturing processes;

•	electrodes/cathodes;

•	device architecture;

•	electronics/drivers;

•	applications for our TMA algorithm;

•	optics;

•	solution processing and ink jet printing;

•	encapsulation;

•	flexible display devices; and

•	photovoltaics, such as solar cells

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

In early 2006, we acquired an important portfolio of patent rights from Maxdem Inc., including patent applications relating to new light emitting polymer compositions and applications, and a license to a large number of other patents and patent applications. Shortly thereafter, we sold these patents rights to our 50%-owned joint venture, Sumation.

We have a comprehensive IP policy which has as its objectives:

•	the development of new IP both to ensure our continued control of P-OLED technology and to further our IP position in relation to OLEDs in general; and

•	the maintenance of our valuable trade secrets and know-how.

Research and Development

We conduct research to further develop and enhance our proprietary core P-OLED and solution processable phosphorescent technologies. Our research and development expenses were $13.2 million in 2006, $16.1 million in 2005, and $14.2 million in 2004.

As part of our development efforts, in January 2002, we opened our Technology Development Center in Godmanchester, near Cambridge, England. Constructed at a cost of approximately $25 million, this Center enables us to develop P-OLED display manufacturing processes in a commercial scale facility and to subsequently sell process and engineering packages to our licensees and other partners. In return for technology transfer and service fees, we provide a range of customized service packages which assist companies in achieving their plans to adopt and commercialize products using our P-OLED technology. At this facility we have the capability to fabricate fully functional display modules on substrate sizes from 1”x1” to 14”x14” for evaluation, testing and demonstration. This enables us rapidly to support the roll-out of advances made on a research scale into a commercial scale facility.

Our Sumation Joint Venture and Other Materials Supplier Relationships Provide Resources for the Rapid Development of P-OLED Technology

In addition to the above, in November 2005, we formed Sumation, a joint venture company with Sumitomo Chemical. Headquartered in Japan and with offices in the United Kingdom, Sumation develops, manufactures and sells P-OLED materials. Sumation™ provides both a large development resource for the rapid development of polymer materials technology and for the supply of materials and formulated inks for P-OLED manufacture.

Our other materials licensees, Merck OLED Materials GmbH, or Merck OLED, which is part of Merck KGgA and was formerly known as Covion Organic Semiconductors GmbH and H.C. Starck, a subsidiary of Bayer, provide multiple sources of P-OLED materials for display manufacturers. Sumation is making rapid progress in improving the lifetime and power efficiencies of red, green, blue, white and other colors of materials and encouraging their adoption in the industry. We share our research to improve lifetimes, color spectrum and power efficiencies of P-OLED materials with selected display manufacturers.

Key Customer and Industry Relationships

We sold our first P-OLED license in 1996 to Philips and currently have ten device licensees, three materials licensees and two component licensees and are working with a number of additional display manufacturers through joint technology development programs and informal relationships. We recognized our first royalty revenues in 2002 when commercial consumer electronics products began incorporating our P-OLED technology. Currently, our P-OLED technology is being used in mobile phones, MP3 players, medical equipment and other applications.

Our People

Our research and development team of 86 professionals has competencies in materials science, device physics, process development, and ink jet printing. Some of our scientists are dedicated to providing contract research services as part of the Sumation joint venture with Sumitomo Chemical. In total, as of December 31, 2006, we had 114 full-time employees and 6 part-time employees. Our employees are not unionized and relations between management and employees are very good.

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

Numerous companies have developed or are developing LCD and other technologies such as plasma, rear-projection microdisplay, inorganic electroluminescence and field emissive displays that compete or will compete with our P-OLED display technologies. We also compete with a number of companies developing alternative OLED technologies. Given the level of patent protection we hold for P-OLED technology, our major OLED licensing competitors are focused on commercializing SMOLED technology. SMOLEDs have a longer history as a patented technology than P-OLEDs and SMOLED materials and display devices have been in development for longer. Companies in the SMOLED market include Eastman Kodak Company, or Kodak, which has licensed its fluorescent SMOLED technology and other patents for passive matrix OLED display applications, and Universal Display Corporation, whose phosphorescent SMOLED materials technology is used for certain passive matrix OLED applications.

As with P-OLEDs, over 95% of shipments of commercial products utilizing SMOLED materials or licenses from these companies have been in passive matrix applications such as monochrome product displays, car audio and industrial displays and, more recently, cell phone sub-displays and digital still camera displays.

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

Environmental Matters

Our business and our research and development activities involve the controlled use of small amounts of hazardous substances as well as other potentially harmful materials, waste and chemicals, which could cause interruption of our research and development efforts or injury to our employees, resulting in liabilities under local or foreign laws or regulations governing the use, storage and disposal of these materials. We employ best practices to ensure the safety of our employees and careful handling of all hazardous substances. To date, we have not had any issues relating to our use of hazardous materials.

We outsource the disposal of hazardous materials to professional contractors, who accept responsibility for the safe disposal of such materials, and to whom we paid less than $80,000 per year in each of the last three years. We do not foresee any future material capital expenditure requirements for the monitoring of hazardous substances and pollution at our current facilities or any infrequent or non-recurring clean-up expenses.

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

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information included in this Annual Report on Form 10-K before making an investment decision. If any of the following risks or uncertainties actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expected in those forward-looking statements as a result of certain factors, including the risks and uncertainties faced by us described below and elsewhere in this Annual Report on Form 10-K.

Risks Relating to Our Business and Industry

We have a history of losses, do not expect to be profitable in the foreseeable future and may never be profitable.

Since inception, we have generated limited revenues while incurring significant losses. We expect to incur losses for the foreseeable future until such time, if ever, as we are able to achieve sufficient levels of revenue from the commercial exploitation of our P-OLED, TMA and related technologies to support our operations. You should note that:

•	neither P-OLED, TMA nor related technologies may never be broadly commercially adopted;

•	markets for FPD using P-OLED, TMA and related technologies may be limited; and

•	we may never generate sufficient revenues from the commercial exploitation of our P-OLED, TMA and related technologies to become profitable.

We license our P-OLED and related technologies to P-OLED materials manufacturers and display manufacturers, which then incorporate our technologies into the materials and products they sell. Even if we and our display manufacturer licensees develop commercially viable applications for our technologies, we may never recover our research and development expenses. We have had significant net losses in previous periods and expect to report net losses in future periods, and as of December 31, 2006, we had an accumulated deficit of over $195 million. We cannot predict what impact continued net losses might have on our ability to finance our operations in the future or on the market value of our common stock.

Because we are at an early stage of development and have a limited operating history, our future results are unpredictable.

Our future success is uncertain because we have a limited operating history and face many risks and uncertainties. If we are unsuccessful in addressing these risks and uncertainties, we may be unable to generate sufficient revenue growth to support ongoing operations. We were formed in 1992 to research and develop P-OLED technology. We began licensing P-OLED technology to original equipment manufacturers, or OEMs, in 1996, and in 2002 this technology was initially commercialized. Accordingly, there is only a limited amount of past experience upon which to evaluate our business and prospects, and a potential investor should consider the challenges, expenses, delays and other difficulties involved in the development of our business, including the continued development of our P-OLED, TMA and related technologies, refinement of processes and components for commercial products using our P-OLED, TMA and related technologies, formation of additional commercial relationships and achievement of market acceptance for products using P-OLED, TMA and related technologies.

If our P-OLED, TMA and related technologies are not feasible for broad-based product applications, we may never generate revenues sufficient to support ongoing operations.

Before manufacturers of displays and other products which use our P-OLED, TMA and related technologies will agree to use these technologies for wide-scale commercial production, they will likely require us to demonstrate to their satisfaction that these technologies are feasible for their particular product applications.

This, in turn, would require additional advances in our research and development efforts, as well as those of others, for applications in a number of areas, including:

•	device reliability;

•	the development of TMA driver chips;

•	the development of P-OLED materials with sufficient lifetimes, brightness and color coordinates for the applications in question; and

•	issues related to scalability and cost-effective fabrication technologies.

Currently, P-OLED displays are being or have been used or tested for small- to medium-sized product applications such as mobile phones, PDAs, digital cameras and camcorders (including electronic viewfinders), portable DVD players, electric shavers, MP3 players, in-car entertainment and navigation displays and other applications. P-OLED displays have not yet been commercially introduced in larger applications such as laptop computers, desktop computer monitors or televisions other than in prototypes. To date, we have not attained the service lifetimes required by the manufacturers of these more demanding larger applications. Our TMA technology is at an early stage of development and has only been demonstrated in a “proof of concept” demonstrator.

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

Even if our P-OLED, TMA and related technologies are technically feasible, they may not be adopted by display manufacturers.

The potential size, timing and viability of market opportunities targeted by us through our display manufacturer licensees are uncertain at this time. Market acceptance of our P-OLED, TMA and related technologies will depend, in part, upon this technology providing benefits comparable to or greater than those provided by cathode ray tube display, LCD or plasma technology (the current standard display technologies) at an advantageous cost to manufacturers, and the adoption of products incorporating this technology by consumers.

Display manufacturers make the determination during their product development programs whether to incorporate our P-OLED, TMA or related technologies or pursue other alternatives, and they may be forced to make significant investments of time and cost well before they introduce their products incorporating our technology to the consumer market and before they can be sure that they will generate any significant sales to recover their investment. Moreover, certain existing licensees and potential licensees of our P-OLED technology currently manufacture FPDs using competing technologies, and they may, therefore, be reluctant to redesign their products or manufacturing processes or invest in new or converted facilities to incorporate our P-OLED, TMA or related technologies.

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

Our TMA technology may not be adopted by display manufacturers if chips cannot be developed at a price and with power consumption and other technical characteristics which are attractive to display manufacturers.

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

In the short term, a major market for our TMA technology will be Kodak’s SMOLED technology which may not be successful.

Currently, a significant market for our TMA technology is Small Molecule OLED technology. A number of plants which manufacture SMOLED displays have discontinued production during the last two years. By the time our TMA technology is ready to be commercialized, the SMOLED market may be too small to make this technology profitable. TMA technology may increase the price competitiveness of SMOLED technology and, therefore, increase the barriers to entry for our own P-OLED technology.

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

If we do not receive additional financing in the future, we might not be able to continue the research, development and commercialization of our P-OLED technology, TMA and related technologies or to continue as a going concern.

Our capital requirements have been, and will continue to be, significant. Substantial additional funds will be required in the future to maintain current levels of expenditure for research, development and commercialization of our P-OLED, TMA and related technologies, to obtain and maintain patents and other intellectual property, or IP, rights in these technologies, as well as for working capital and other purposes, the timing and amount of which are difficult to forecast. If we do not achieve our revenue goals, our cash on hand may not be sufficient to meet all of our future needs. When we need additional funds, such funds may not be available on commercially reasonable terms or at all. If we cannot obtain more money when needed, we might be forced to cut back our current activities and our business might fail. We expect, based on our internal forecast and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts and our revenues, including stage payments due to us pursuant to our contractual arrangements with Matsushita Electrical Industrial), that we will have sufficient cash to meet our obligations for at least the next 12 months. If at some future time, we are unable to demonstrate that we have sufficient cash to meet our obligations for at least the following 12 months, we might have to reconsider the “going concern” basis of presentation in our financial statements and this might adversely impact our ability to raise additional funds.

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

If we cannot obtain and maintain appropriate patent and other intellectual property rights protection for our P-OLED, TMA and related technologies, our business will suffer.

The value to us of our P-OLED, TMA and related technologies is dependent on our ability to secure and maintain appropriate patent and other IP rights protection. Although we own or license many patents covering our technology that have already been issued, there can be no assurance that additional patents applied for will be obtained or that any of these patents, once issued, will afford commercially significant protection for our technology or will be found valid if challenged. Moreover, we have not obtained patent protection for some of our technology in all foreign countries in which P-OLED displays or materials, or chips incorporating our TMA technology, might be manufactured or sold. In any event, the patent laws and enforcement regimes of other countries may differ from those of the United States as to the patentability of our P-OLED, TMA and related technologies and the degree of protection afforded.

The strength of our current P-OLED IP position results primarily from the essential nature of our fundamental patents covering the P-OLED device and its manufacturing process and electroluminescent devices containing conjugated polymers. These patents expire in 2010, 2011 and 2015. While we hold a wide range of additional patents and patent applications whose expiration dates extend (and in the case of patent applications, will extend) well beyond 2015, many of which are also of key importance in the OLED industry, none is of an equally essential nature as our fundamental patents, and therefore our competitive position after their expiration may be less certain.

We may become engaged in litigation to protect or enforce our patent and other IP rights or in International Trade Commission proceedings to abate the importation of goods that would compete unfairly with those of our licensees. In addition, we may have to participate in interference or reexamination proceedings before the U.S. Patent and Trademark office, or in opposition, nullity or other proceedings before foreign patent offices, with respect to our patents or patent applications. All of these actions would place our patents and other IP rights at risk and may result in substantial costs to us as well as a diversion of management attention. Moreover, if successful, these actions could result in the loss of patent or other IP rights protection for the key P-OLED, TMA and related technologies on which our business strategy depends.

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

We have been and may continue to be the subject of complaints or litigation in connection with disputes unrelated to patent or other IP rights described above. We are currently the subject of litigation with Sunnyside Development as described under “Legal Proceedings” in Item 3 of Part I above. There is considerable risk associated with any litigation, particularly litigation such as this action, which may be decided by a jury and the outcome of which will be affected by a number of factors beyond our control. As is also the case with other complaints or litigation to which we may become subject, we may incur significant legal costs in defending or settling the action with Sunnyside Development, and if a court finds against us, we could be liable for substantial financial damages or suffer other losses that are the subject of dispute. Such complaints and litigation are also often complex and protracted and disrupt our business operations by diverting the attention and energies of management and key technical personnel. As a result, the pendency or adverse outcome of such complaints and litigation could require the incurrence of substantial costs, subject us to significant liabilities and otherwise disrupt our business operations, each of which could severely harm our business.

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

A substantial part of our operations are in the United Kingdom, one of our senior executives is resident in Japan, and many of our licensees have a majority of their operations in countries outside the United States and Europe. Risks associated with our doing business internationally include:

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

In February 2007, we awarded restricted stock units to a number of our senior executives as a long term incentive. These units vest over a two-year period that will end in December 2008, and are intended to retain the services of these executives during this period. There is no assurance that the award of these units will be effective in retaining their services or that we will be able to continue to retain their services after these restricted stock units have fully vested.

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

We have made investments in Add-Vision Inc., a California company, and MicroEmissive Displays, or MED, which is a publicly quoted company in the United Kingdom. We may not be successful in addressing the risks or any other problems encountered in connection with these or other investments. If the companies in which we invest are not successful in achieving their business objectives the value of their stock may fall and we might have to write down the respective values of our investments.

In November 2005, we and Sumitomo Chemical entered into a joint venture agreement, which provides for the organization and capitalization of Sumation to develop and supply advanced P-OLED materials and formulated inks for use in commercial P-OLED displays and lighting applications. Each party to the joint venture agreement has contributed initial working capital to Sumation in exchange for a 50% voting and ownership interest, with an initial two-year budget and any additional funds to be funded equally by each party. To the extent that Sumation does not achieve its expected sales revenues or margins, we may need to provide 50% of any additional working capital funding requirements, although we will be under no formal obligation to do so. The joint venture agreement includes provisions for the possible sale of part or all of our equity stake to Sumitomo Chemical at fair market value after a minimum of five years. After the initial two-year period of the joint venture, the parties have agreed to engage in good faith discussions regarding how the manpower and facilities requirements of the joint venture will be resourced in the third and subsequent years. The joint venture agreement may be terminated by either party by mutual written agreement, or by one of the parties in the case of a material breach of the other party. It may also be terminated in the event of the bankruptcy or insolvency of either party, or if a 40% interest is acquired in one party by a direct and substantial competitor of the other joint venture party. The agreement will also terminate if Sumitomo Chemical acquires 100% of the shares in Sumation.

Although we already had a strong research relationship with Sumitomo Chemical, we believe that the strengthening of our relationship through the formation of this joint venture is the most effective way of accelerating P-OLED material development in the future. There can be no assurance, however, that the joint venture will not be terminated or that part or all of our interest in Sumation will not be acquired or that we will be successful in addressing the risks described above or any other problems encountered in connection with our joint venture, whether as a result of potential disruption of our ongoing business and distraction or duplication of management and other key talent or additional and unexpected costs and expenses related to technology integration or that could result from cultural differences or as a result of the geographic location of the joint venture in Japan.

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

Sales of substantial amounts of our common stock, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities. As of February 23, 2007, there were 21,630,703 shares of our common stock outstanding. In addition, we may in the future issue additional shares of our common stock that might be or become freely transferable, including shares that may be issued under additional registration statements that we may file, such as our shelf registration statement described below, upon the exercise of warrants or options or pursuant to our special bonus or other plans.

Shares freely transferable without restriction or further registration under the Securities Act of 1933 pursuant to Rule 144 or otherwise *	12,853,353	59.4%
Shares held by executive officers *	119,517	0.6%
Shares held by Kelso and eligible for sale under Rule 144 *	8,657,833	40.0%

Total shares outstanding at February 23, 2007	21,630,703	100.0%

Shares issuable pursuant to outstanding warrants	659,464
Shares issuable pursuant to outstanding stock options	697,893
Shares issuable pursuant to awards under our special bonus plan	999,705
Shares issuable pursuant to other restricted stock unit awards	751,258
Shares issuable pursuant to other contractual arrangements	256,959
Shares reserved for future grants under stock incentive plans	139,825

*	stock held by affiliates is subject to volume, manner of sale, holding period and other limitations of Rule 144.

We have registered 6.5 million shares of our common stock with the SEC under a “shelf” registration statement on Form S-3, which covers 3.9 million shares that may be issued and sold by us and 2.6 million outstanding shares that may be sold by certain selling stockholders, including Kelso. We have entered into a contract with Next Sierra, Inc. pursuant to which we are required to file a registration statement with the SEC for 28,551 shares of our common stock which were issued to Next Sierra, Inc. in January 2007 and 256,959 shares which may be issued to them in future.

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

ITEM 1B.	STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease the following facilities:

Location	Approximate Square Feet	Use
Building 2020 Cambourne Business Park, Cambridge, England	7,425	Offices for executive and support functions

Greenwich House Annex, Madingley Rise, Madingley Road, Cambridge, England	9,056	Laboratories and office space for the chemistry and material science teams

Units 8, 11 and 12, Cardinal Business Park, Godmanchester, England	35,302	Technology Development Center (including offices, cleanrooms, laboratories, manufacturing facilities and other technical space)

No. 1, Industry East 2nd Road, SBIP, Hsin-Chu, Taiwan	300	Office space

520 and 526 Clyde Avenue, Mountain View, California	8,152	General office use, research and development related to silicon chip design

We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

In January 2005, Sunnyside Development Company LLC (“Sunnyside”) served a complaint against one of our subsidiaries, Opsys Limited, and a company named by Sunnyside as CDT Limited, in the Superior Court for the County of Alameda, State of California, alleging claims for breach of contract and fraud arising out of an alleged property lease agreement between Opsys Limited and Sunnyside. Sunnyside’s original complaint alleged compensatory damages in excess of $10 million and punitive damages in the amount of $25 million. In January 2005, the case was removed to the United States District Court for the Northern District of California, as Sunnyside Development Company LLC v. Opsys Limited, a United Kingdom Company. All claims against CDT Limited and the claim for fraud against Opsys Limited have been dismissed.

Cambridge Display Technology, Inc. was never a party to the lease. In October 2002, Opsys Limited and Sunnyside executed an Assignment of Lease and Consent of Lessor (the “Assignment”), which included a release of Opsys Limited from its obligations under the lease by Sunnyside Development. Sunnyside contends that the Assignment and release never became effective or were voided. Opsys Limited believes that the Assignment effectively released it from liability under the lease, and therefore believes that the claim has no merit. Sunnyside has suggested that if it prevails on its claims against Opsys Limited, it will attempt to collect any judgment from Cambridge Display Technology, Inc. under a successor liability theory. We believe that any such claim would be without merit.

The trial of Sunnyside Development Company LLC v. Opsys Limited started on February 21, 2007, and is expected to conclude in early March 2007.

We review any outstanding claims against us with internal and, if deemed appropriate, external legal counsel to assess the probability and estimates of loss. We reassess the risk of loss as new information becomes available and we adjust liabilities, if any, as appropriate. The actual cost of resolving any claims may be substantially different from the amounts of liability recorded. We have not recorded any liability with respect to the action by Sunnyside described above.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “OLED”. The following table sets forth the high and low sales information for our common stock for each of the periods indicated below, as reported by the Nasdaq Global Market.

	Low Close	High Close
2005
Quarter ended March 31, 2005	$6.14	$11.20
Quarter ended June 30, 2005	$6.34	$8.80
Quarter ended September 30, 2005	$6.40	$8.73
Quarter ended December 30, 2005	$5.70	$11.70

2006
Quarter ended March 31, 2006	$7.70	$11.66
Quarter ended June 30, 2006	$6.19	$9.24
Quarter ended September 30, 2006	$4.42	$6.87
Quarter ended December 31, 2006	$4.95	$7.64

Holders

Based on a review of our most recent proxy tabulation and security position listing reports, there were approximately 2,000 holders of record of our common stock at February 8, 2007.

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

Recent Sales of Unregistered Securities

None other than as previously reported.

Issuer Purchases of Equity Securities

We have not purchased any of our equity securities. During 2005 and 2006, we reacquired shares, representing less than 1% of our common stock, in settlement of liabilities due to us from certain stockholders, and have treated these shares as cancelled. These shares had been held in an escrow account and were released pursuant to the escrow agreement.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this form.

The consolidated statements of operations data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from audited consolidated financial statements not included in this form.

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

(In thousands, except per share data)	2002	2003	2004	2005	2006
Consolidated Statement of Operations Data:
Operating revenues
License fees and royalties	$2,474	$4,314	$6,791	$3,285	$3,176
Other license related	—	—	900	—	—
Technology services and development	727	3,758	4,982	7,478	2,943
Equipment and supplies	—	—	613	7,330	1,817
Litrex revenue	3,852	2,608	—	—	—

Total operating revenues	7,053	10,680	13,286	18,093	7,936
Cost of sales	1,792	1,527	1,994	9,725	3,034

Gross profit	5,261	9,153	11,292	8,368	4,902
Operating expenses
Research and development expenses	19,676	16,841	14,181	16,129	13,188
Selling, general and administrative expenses	16,903	12,769	18,751	17,426	15,907
Amortization of intangibles	3,660	1,625	1,580	1,580	1,413

Total operating expenses	40,239	31,235	34,512	35,135	30,508

Loss from operations	(34,978)	(22,082)	(23,220)	(26,767)	(25,606)
Other income (expense)	(335)	(1,627)	(980)	11,119	(2,771)

Loss before (benefit) provision for income taxes and cumulative effect of accounting change	(35,313)	(23,709)	(24,200)	(15,648)	(28,377)
Provision (benefit) for income taxes	(3,595)	(932)	(1,615)	(1,833)	(844)
Cumulative effect of accounting change	—	—	(12,200)	—	—

Net loss	(31,718)	(22,777)	(34,785)	(13,815)	(27,533)
Accretion of preferred stock *	(301)	(6,771)	(38,766)	—	—

Net loss attributable to common shareholders	$(32,019)	$(29,548)	$(73,551)	$(13,815)	$(27,533)

Net loss per share attributable to common shareholders before cumulative effect of accounting change, basic and diluted	$(3.35)	$(3.04)	$(6.17)	$(0.71)	$(1.28)
Net loss per share attributable to common shareholders, basic and diluted	$(3.35)	$(3.04)	$(7.40)	$(0.71)	$(1.28)
Weighted average number of shares
Basic and diluted	9,565	9,705	9,944	19,543	21,486

*	In 2002 and 2003 we sold redeemable, convertible preferred stock to certain shareholders. We accreted the value of the preferred stock to reflect the amounts and timing of the redemption provisions of that preferred stock. All of our preferred stock was converted to common stock immediately prior to our initial public offering in December 2004 and a further one-time accretion charge was reported comprising the difference in the value of the preferred stock on the date of conversion and the value of the common stock into which it converted. Accretion charges on our preferred stock increased our loss per share by $0.03 in 2002, $0.70 in 2003 and $3.90 in 2004.

(in thousands)	2002	2003	2004	2005	2006
Consolidated Balance Sheet Data:
Cash and cash equivalents and current marketable securities	$11,972	$10,400	$28,043	$31,263	$19,267
Working capital	12,977	14,132	24,846	28,821	9,081
Total assets	129,122	113,870	129,153	122,713	103,969
Redeemable convertible preferred stock	25,301	38,487	—	—	—
Accumulated deficit	(96,330)	(119,107)	(153,892)	(167,707)	(195,240)
Total common shareholders’ equity	94,320	62,768	106,439	112,888	89,236

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a pioneer in the development of P-OLEDs and their use in next-generation flat panel displays and other applications. The fundamental discoveries relating to our P-OLED materials were made by a team of researchers at the Cavendish laboratories at the University of Cambridge in 1989 that included Dr. Jeremy Burroughes, our Chief Technical Officer. Since our inception in 1992, we have focused on continuing research and development related to the production, manufacturing and commercialization of P-OLED technology in the flat panel display and other industries. In November 2006 we announced the invention of our Total Matrix Addressing, or TMA, technology for OLED driver chips. Our revenues are primarily generated from the licensing of rights to use our IP portfolio, from ongoing product royalties and from fees generated from transfer of technology and joint technology development agreements.

We sold our first P-OLED license in 1996 to Philips and currently have ten device licensees, three materials licensees and two component licensees and are working with a number of additional display manufacturers through joint technology development programs and informal relationships. We recognized our first royalty revenues in 2002 when commercial consumer electronics products began incorporating our P-OLED technology. Currently, our P-OLED technology is being used in mobile phones, MP3 players, medical equipment and other applications.

While we have made significant progress over the past few years in advancing our P-OLED technology into a number of display licenses, we have incurred significant losses and will continue to do so unless our P-OLED technology becomes more widely adopted and commercialized by flat panel display manufacturers. As of December 31, 2006, we had an accumulated deficit of $195 million in large part due to the research and development expenditures we have incurred. Our total research and development expenditures since 1999 exceed $101 million.

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

In order to accommodate our many current and potential Asian licensees and partners, we maintain representative offices in Japan and Taiwan. One of our senior executives is based in Japan and we have a representative office in Taiwan. Other senior executives travel frequently from our corporate offices to Asia and other destinations in order to develop our relationships with both existing and potential new licensees.

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

•

the further development of other technologies required for P-OLED displays, in particular active matrix thin film transistor display drivers and passive matrix display drivers based on our TMA technology; and

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

Our TMA driver chip technology is applicable for displays which use both our P-OLED technology and the competing SMOLED technology. We are currently developing TMA driver chip designs which we believe will reduce the power consumption for all passive matrix OLED displays.

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

•

we have and will continue to invest significant resources in research and development in order to develop and effectively demonstrate our technology so that it can be commercialized in a growing number of applications, which is indicated by our total research and development expenditures in 2006 of $13.2 million;

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

Description of Our Revenues, Costs and Expenses and Our Results of Operations

Operating Revenues

License Fees and Royalties

Two of the most important sources of our revenues are licensing fees and subsequent royalties. Typical license terms include the payment of an upfront fee, which is higher for licenses covering larger or more complex displays. The sale of a license is often the culmination of a lengthy period of relationship building, technical development and negotiation. Our results can show much higher revenues in those quarters during which licenses were sold as the upfront fee is generally recognized in full in the quarter in which the license fee is due, except where an extended obligation to the customer is negotiated as part of, or contemporaneously with, the license.

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

Technology Services and Development

We receive fees under the terms of technology service agreements in exchange for us carrying out agreed development programs with customers in order to meet defined technical objectives. In addition, we receive fees from customers for the transfer of technology or the development of new technologies, which may include joint research programs, manufacturing know-how transfer, supply of display prototype devices and other samples and provision of access to our personnel and technical facilities.

Litrex Revenue

Revenues recorded by Litrex for the sale of ink jet printing equipment and related services are consolidated into our results through August 2003, but not thereafter as a result of our sale of 50% of our interest in Litrex to Ulvac, a manufacturer and marketer of semiconductor capital equipment. We sold our remaining 50% equity stake in Litrex to Ulvac in November 2005.

Equipment Sales and Supplies

We receive revenues for the sale of ink jet printing, polymer inks and display device test equipment and related supplies.

Comparison of Operating Revenues for Fiscal Years Ended December 31, 2006, 2005 and 2004

(in thousands, except percentages)	2006	2005	% Increase / (Decrease)	2004	% Increase / (Decrease)
Operating Revenues
License fees and royalties	$3,176	$3,285	(3%)	$6,791	(52%)
Other license related	—	—		$900	(100%)
Technology services and development	2,943	7,478	(61%)	4,982	50%
Equipment and supplies	1,817	7,330	(75%)	613	1096%

Total operating revenues	$7,936	$18,093	(56%)	$13,286	36%

License fees and royalties fell by $0.1 million, or 3%, between 2005 and 2006 because:

•

license fee revenues increased from zero in 2005 to $2.0 million in 2006 because we recognized revenues on one existing license agreement and one new license agreement in 2006; the new license agreement was a major license, but we did not recognize revenue for the entire license fee which was received because we have certain obligations to the customer which are being delivered over approximately three years and so recognition of the license fee revenue is being deferred accordingly; and

•

royalty revenues decreased by $2.1 million from $3.3 million in 2005 from nine licensees to $1.2 million in 2006 from seven licensees. Our fixed royalty payments decreased because the 2005 royalty revenues included two royalty payments from two of our licensees of $2 million in aggregate which, pursuant to the respective license agreements, were fixed payments which will not recur in future years. In 2005, one of our licensees, Dow Chemical, sold its P-OLED business to Sumitomo Chemical and royalties on the sale of P-OLED materials by Dow have ceased. The former Dow license and our license to Sumitomo Chemical, both of which relate to the supply of polymer materials, have been assigned to Sumation, our 50%-owned joint venture with Sumitomo Chemical. We have granted Sumation a “royalty holiday” for four years as part of the agreement for the establishment of Sumation which will cause a reduction in the royalties we receive from P-OLED material sales. However, this “royalty holiday” will reduce the losses of Sumation, of which we account for 50%.

License fees and royalties fell by $3.5 million, or 52%, between 2004 and 2005 because:

•	license fee revenues decreased by $4.2 million from $4.2 million in 2004 to zero in 2005 because no new licenses or license extensions were concluded in 2005; and

•

royalty revenues increased by $0.7 million from $2.6 million in 2004 from seven licensees to $3.3 million in 2005 from nine licensees. Our fixed royalty payments increased but our running royalties decreased due to the discontinuance of production by Philips, one of our licensees who has sold its production line to another company that we believe will use the acquired business to promote the sales of production equipment rather than to manufacture displays for sale. Additionally, in 2005, as described above, the former Dow license and our license to Sumitomo Chemical have been assigned to Sumation, our 50%-owned joint venture with Sumitomo Chemical which will cause a reduction in the royalties we receive from P-OLED material sales.

In 2004, we reported $0.9 million of other license related revenues, which related to the re-sale by us to a third party of certain rights to intellectual property that we had previously acquired from that third party. Although we did not report revenues in this category in either 2005 or 2006, we believe that is it likely that we will continue to negotiate the sale of enhanced license rights to our licensees in the future and that this may be a source of further revenues.

Technology services and development revenues fell by $4.6 million, or 61%, from $7.5 million in 2005 to $2.9 million in 2006, having increased by $2.5 million, or 50% from $5.0 million in 2004 to $7.5 million in 2005. The growth from 2004 to 2005 was due to a significant increase in the number of technology transfer and development contracts and, in particular, two large contracts for which revenue was recognized in 2005. Similar size contracts were not repeated in 2006 hence the lower revenues. We believe that part of the reason for this reduction in revenues is due to pressure on research budgets in the display industry which was experienced in 2006. During 2006, most contracts were standalone contracts for the supply of technical services or joint development work as compared with combined contracts where we supply packages which may include ink jet printing equipment and polymer inks, as well as technology services which had generated a larger proportion of our technology development and services revenues in previous years.

Equipment and supplies revenues decreased from $7.3 million in 2005 to $1.8 million in 2006 and from $0.6 million in 2004 to $7.3 million in 2005. Revenues in 2004 were from the sales of display test equipment and in 2005 were for nine ink jet printers, supplied under a distribution arrangement with our former subsidiary Litrex, and sales of polymer inks. Revenues in 2006 were from the sale of two ink jet printers, sales of display test equipment and sales of polymer inks.

Given the nature of our business and the current stage of our development, revenues fluctuate significantly from quarter to quarter. For example, we expect low revenues in the first quarter of 2007 but we do not believe that this will be indicative of the revenues for the remainder of the year.

Matsushita Electrical Industries, Osram Opto and Samsung Electronics each accounted for in excess of 10% of our total revenues for 2006 (2005: Sumitomo Chemical, Samsung, Delta Opto and OTB NV; 2004: DuPont Displays, Seiko Epson, MED). Sumitomo Chemical and a company in the same group as DuPont Displays are both minority shareholders, each owning less than 5% of our common stock.

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

Comparison of Cost of Sales and Gross Profit for Fiscal Years Ended December 31, 2006, 2005 and 2004

(in thousands, except percentages)	2006	% of Revenues *	2005	% of Revenues *	2004	% of Revenues *
Cost of Sales
License fees and royalties	$42	1%	$47	1%	$186	3%
Other license related	—	—	—	—	9	1%
Technology services and development	1,617	55%	3,798	51%	1,481	30%
Equipment and supplies	1,375	76%	5,880	80%	318	52%

Total cost of sales	$3,034	38%	$9,725	54%	$1,994	15%

Gross profit	$4,902	62%	$8,368	46%	$11,292	85%

*	The percentages shown in these columns represent each cost of sales figure, or the gross profit figure, divided by the corresponding revenue figure, or total revenues, respectively.

Cost of sales related to license fees and royalties remained at 1% in 2005 and 2006, having fallen from 3% in 2004. Cost of sales in 2004 included payments made as the result of a re-negotiation and extension of our contract with the University of Cambridge under the terms of which we receive rights to certain intellectual property development by the University in return for financial support for the University’s research work and a percentage of revenues which are generated by this intellectual property. We expect cost of sales on future license fees and royalties to be between 1% and 2%.

Cost of sales related to technology services and development increased from 51% in 2005 to 55% in 2006. As described below, the percentage reported in 2005 was higher than had been previously due to a specific contract which was concluded in 2005. However, we now believe that the increased complexity of Technology services and development contracts and market pressure on pricing will result in a higher cost of sales percentage in future periods. A portion of this higher cost of sales cost is due to our existing research and development team devoting a higher proportion of their effort in supporting revenue-generating projects than had been the case in prior periods. This re-allocation of resource does not, therefore, cause us to incur additional costs since there is a commensurate reduction in our research and development costs. We seek to ensure that the nature of these projects is such that the objectives of these commercial projects are aligned with and complementary to our internal research and development priorities.

Cost of sales related to technology services and development increased from 30% in 2004 to 51% in 2005. This increase was due to a contract for the supply of ink jet printing equipment and technical services to OTB NV of the Netherlands for which a loss was recognized.

Cost of sales related to equipment and supplies increased from 52% in 2004 to 80% in 2005 and 76% in 2006 because we started selling ink jet printing packages and polymer inks in 2005 which we had not sold previously and which have a lower margin than the test equipment previously sold. We believe that the margins achieved in 2005 and 2006 will be representative of future periods.

Gross profit decreased from $8.4 million in 2005 to $4.9 million in 2006, because of reduced revenues from Technology services and development and Equipment and supplies. The reduction in gross margin was less marked than the reduction in revenues because the biggest reductions in revenues were for the relatively low margin revenue categories.

Gross profit decreased from $11.3 million in 2004 to $8.4 million in 2005 because:

•	revenues from License fees and royalties, which have a high margin, decreased; and

•	revenues from the Technology services and development and Equipment and supplies categories, both of which have lower margins, increased.

We only charge direct labor cost and the variable costs of materials associated with each revenue-generating project to cost of sales and do not charge any allocation of fixed cost overheads. Therefore, relatively high margins are required in order that our revenue generating contracts can make a contribution to our fixed costs.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of salaries, bonuses and related benefits for personnel engaged in research and development activities (including costs reimbursed to universities under sponsored research agreements), together with the costs of purchasing and maintaining laboratory and clean room equipment and facilities and the costs of materials used in the development and analysis of P-OLED materials and in the fabrication of display and other devices. It also includes the costs of staff and outside contractors engaged in the development of our TMA technology.

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

Comparison of Operating Expenses for Fiscal Years Ended December 31, 2006, 2005 and 2004

(in thousands, except percentages)	2006	2005	% Change	2004	% Change
Operating Expenses
Research and development expenses	$13,188	$16,129	(18%)	$14,181	14%
Selling, general and administrative expenses	15,907	17,426	(9%)	18,751	(7%)
Amortization of intangibles acquired	1,413	1,580	(11%)	1,580	—

Total Operating Expenses	$30,508	$35,135	(13%)	$34,512	2%

Our research and development expenses decreased by $2.9 million, or 18%, from $16.1 million in 2005 to $13.2 million in 2006. The following factors caused this net decrease:

•	a decrease of $6.5 million due to the reimbursement of research expenses from our 50%-owned joint venture, Sumation, increasing from $0.9 million in 2005 to $7.4 million in 2006;

•	an increase of $0.5 million due to increased stock compensation expense following the adoption of FAS 123(R) in January 2007

•

an increase of $1.7 million due to less of the cost of the research and development function being charged to revenue generating projects and correspondingly more being charged to Research and development expense; the $1.7 million increase was due to $2.9 million of such cost being incurred in 2005 compared with $1.2 million of such cost in 2006 on activities which were similar in nature to research and development but which directly supported revenue-generating projects and were not therefore classified as Research and development expenses; and

•	an increase of $1.4 million due to increased expenditure on research programs, including the development of our TMA technology.

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

Research and development expenses will continue to vary from quarter to quarter due to the specific requirements of the projects being carried out in any quarter. We anticipate that in excess of $8 million of our research and development expenses in 2007 will be reimbursed by our 50%-owned joint venture, Sumation.

Our selling, general and administrative expenses decreased by $1.5 million, or 9%, from $17.4 million in 2005 to $15.9 million in 2006. The following factors caused this decrease:

•	a decrease of $1.6 million due to an impairment of promissory notes held by us which was recorded in 2005, as described below;

•	an increase of $1.0 million due to an impairment of marketable securities held by us;

•

a decrease of $0.6 million due to administrative expenses being reimbursed by Sumation, our 50%-owned joint venture with Sumitomo Chemical, a level of reimbursement which is expected to continue in future periods;

•	a decrease of $0.3 million due to the termination of our line of credit with IPI Financial Services in early 2006;

•	an increase of $0.4 million due to legal costs in relation to ongoing litigation; and

•	a decrease of $0.4 million due to a general reduction in expenses incurred on administrative activities.

Our selling, general and administrative expenses decreased by $1.4 million, or 7%, from $18.8 million in 2004 to $17.4 million in 2005. The following factors caused this decrease:

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

•

a decrease of $0.2 million expense for the costs related to our line of credit, which reflects a full year of maintenance costs in 2005 as compared to the six months of such costs, plus initial start-up costs, in 2004 after the line of credit was established in July 2004

Our amortization of intangibles acquired was $1.4 million in 2006, having been $1.6 million for 2005 and 2004 due to certain intellectual property rights become fully amortized during 2006. See Note 2 of our financial statements for details of expected amortization of intangibles in future years.

Other Income and Expense: Comparison for Fiscal Years Ended December 31, 2006, 2005 and 2004

(in thousands, except percentages)	2006	2005	% Change	2004	% Change
Other Income/(Expense)
Equity in loss of affiliates	$(6,378)	$(3,802)	68%	$(2,546)	49%
Foreign currency transaction (loss)/gain	1,136	(790)	(244%)	1,045	(176%)
Gain on sale of Litrex	969	15,935	(94%)	—	—
Other income/(expense)	514	(721)	(171%)	210	(443%)
Interest income	988	497	99%	347	43%
Interest expense	—	—	—	(36)	(100%)

Total Income/(Expense)	$(2,771)	$11,119		$(980)

Equity in loss of affiliates:    Equity in loss of Litrex was recognized until November 2005 when we sold our 50% equity stake. Equity in loss of Sumation was first recorded in November 2005 and losses corresponding to approximately six weeks of operations are included in our results of operations for 2005 and a full 12 months of losses are included in our results of operations for 2006. The most significant component of equity in loss in 2007 is expected to be our 50% shares of the losses of Sumation. We expect this loss to be significant in 2007, but the size of losses will reduce if sales of P-OLED materials increase during the year. Sumation’s customers include not only our licensees that are in commercial production of P-OLED displays but also other companies that are developing P-OLED technology. Therefore, Sumation has the opportunity to generate significant revenues in advance of mass commercialization of P-OLED technology. Sumation funds a significant portion of our research and development activities and we expect this reimbursement to exceed our equity in loss of Sumation in future periods.

Foreign currency transaction (loss) / gain result primarily from the remeasurement of assets and liabilities in currencies other than the U. S. dollars. We expect to recognize gains on such remeasurements if the U. S. dollar weakens versus the British pound and losses if it strengthens.

Gain on sale of Litrex includes a deferred gain from when the first 50% of Litrex was sold in August 2003 and a further gain when the second 50% was sold in November 2005 both of which were recognized in November 2005. An additional gain of up to $1.0 million was recognized in 2006 when the final portion of the purchase price was released from escrow.

Other (expense) / income is the unrealized gain or loss on the revaluation of forward currency contracts which were taken out in 2004 and 2005 in order to economically hedge future British pound expenses. We no longer take out such contracts and do not expect to record such unrealized gains or losses in future periods.

Interest income varies with our average cash balances and interest rates. Our average cash balance in 2006 was higher than in 2005, and higher in 2005 than in 2004, resulting in higher interest income in 2006 than in 2005 and higher interest income in 2005 than in 2004.

Interest expense in 2004 was in relation to borrowing under the terms of our credit facility which was cancelled by us in March 2006.

Our benefit for income taxes increased by $0.2 million from $1.6 million in 2004 to $1.8 million in 2005 and decreased to $0.8 million in 2006. This benefit represents a payment made to us by the United Kingdom tax authorities which permits expenses related to qualifying research and development expenditures to be surrendered in return for a cash payment and an equivalent reduction in our tax losses carried forward. The amount reported in 2005 was higher than in 2004 due to higher expenditures on projects which were not funded externally and, therefore, not eligible for the tax benefit. The amount reclaimed in 2004 included $0.5 million which related to 2003 and 2002 for which the amounts reclaimed were recomputed and included in the 2004 figure. Adjusting for this amount, the reclaim for 2004 was lower than in 2003 due to ineligible expenditures incurred in 2004 in support of revenue-generating or grant-aided projects being higher. We expect the amount reclaimed with respect to 2006, to be lower than the claim which will be made with respect to 2005, because the majority of our expenditures incurred on P-OLED materials development will be funded by our 50%-owned joint venture partner, Sumation, and will not, therefore, be eligible for this tax benefit.

As a result of the variations described above, our loss before cumulative effect of accounting change increased to $27.5 million in 2006 from $13.8 million in 2005, having been $22.6 million in 2004. Additionally, in 2004 we booked a $12.2 million loss as a cumulative effect of accounting change due to the consolidation of CDT Oxford as described below. In 2004 we recognized $38.8 million of accretion of preferred stock, relating primarily to the conversion of the preferred stock to common stock in connection with our December 2004 initial public offering.

The $12.2 million cumulative effect of accounting change related to a write-off of $14.2 million of in-process research and development, less $2.0 million which had already been amortized in 2002. This charge is described in more detail in Note 3 to our audited financial statements. One significant research project into dendrimer material development was acquired in this transaction. This project was at an early stage of development and it was our intention that further developments would involve combining these materials with other materials which we were developing. At the time of acquisition, these materials had lifetimes (measured at 100 candela per meter squared) of approximately 1,000 hours and we estimated that lifetimes of approximately 100,000 hours would need to be achieved in order for these materials to be suitable for all commercial applications, although some commercial applications would be possible with lower lifetimes. We expected that materials incorporating the acquired technology would require approximately five more years of development work prior to commercialization. The development work requires a team of chemists working on material development, supported by engineers and physicists testing the performance of the developed materials in display devices. As with any acquisition of development stage technology, there is a risk that the acquired technology will not, ultimately, lead to commercial revenues, or that development time will be longer than had been previously estimated, but progress to date has been in line with our expectations. We believe that access to this technology has increased the likelihood that we, in conjunction with our materials licensees, will develop a new generation of high efficiency P-OLED materials. If this work does not lead to projected revenues, our financial results may be adversely impacted. However, other P-OLED materials are being developed using other technological approaches and, therefore, we do not believe that the failure of this work would, in itself, have a material adverse effect on our financial performance or liquidity. Since we acquired this technology, we believe that longer service lifetimes at higher brightnesses will be required for large scale commercial products. Our rate of technical progress has also been faster than expected. Therefore, we continue to believe that we can meet our target of having commercial P-OLED materials, based on the acquired technology, available commercially within the timeframe originally envisaged. Commercialization of such materials will be through our 50%-owned joint venture, Sumation.

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

In December 2004, we raised $30.0 million, or $25.0 million net of expenses, through an initial public offering of our common stock on the Nasdaq Global Market. Immediately prior to this offering all of our redeemable preferred stock was converted to common stock on terms described in Note 9 of our financial statements.

In December 2005 we raised $17.5 million, or $16.3 million net of expenses, through a private placement of our stock, which was subsequently registered through a registration statement on Form S-3 which was declared effective in February 2006. We also have an effective “shelf” registration statement on Form S-3 with the SEC which covers an aggregate of 6.5 million shares of our common stock. The registration statement covers up to 3.9 million shares that may be issued and sold by us and up to 2.6 million of outstanding shares currently held that may be sold by certain selling stockholders, including Kelso. We and the selling stockholders are able to offer and sell these shares from time to time in response to market conditions or other circumstances. This Annual Report on Form 10-K does not constitute an offer to sell or the solicitation of an offer to purchase any securities.

Net cash used in operating activities decreased by $11.3 million from $15.7 million in 2005 to $4.4 million in 2006 due to lower operating expenses, gains related to foreign exchange, higher interest income and changes in operating assets and liabilities, including an increase in our deferred revenue balance. These factors more than offset the impact of lower gross margins due to lower revenues and a smaller benefit for income taxes. Net cash used in operations in 2005 was more than used in 2004 due to lower gross margins, higher operating expenses, higher foreign exchange related losses and decreased deferred revenues.

Net capital expenditures decreased from $3.1 million in 2005 to $1.4 million in 2006, having been $2.4 million in 2004. In 2005 we purchased cathode deposition equipment for $1.1 million to develop our top emission technology and we purchased additional ink jet printing equipment in 2006, 2005 and 2004. We believe that the 2006 levels of capital expenditure will be representative of levels in future periods. At some time in the future, we may need to incur significant capital expenditures to upgrade our equipment, but we do not expect that this will be required in 2007.

In 2006 we used $8.1 million for the acquisition of stock in Sumation, our 50% owned joint venture. In 2005, we used $2.7 million for the acquisition of equity interests in Add-Vision ($1.1 million) and Sumation ($1.6 million). We received $9.7 million in relation to our disposal of 50% of Litrex in 2005 and an additional $1.0 million in 2006 when the final payment was released from escrow. We expect to continue funding Sumation, but the amount of funding required will be dependent on the extent to which Sumation is able to fund its activities from sales of P-OLED materials. Sumation funds our research and development activities and we expect to receive more in reimbursements from Sumation than we will pay to Summation to meet our equity funding obligations. Further details of these investments are described in “Our Equity Investments” below.

We expect, based on our internal forecast and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts and our revenues, including stage payments due to us pursuant to our contractual arrangements with Matsushita Electrical Industrial), that we will have sufficient cash to meet our obligations until the end of 2007. We will need to seek and are seeking additional funding to meet our obligations after that date, which may include new revenue opportunities as well as the issuance of new equity or debt securities. Until March 2006, we had a line of credit for a maximum amount of $15.0 million, of which $0.5 million could not be borrowed. We have had no drawings under this line of credit since December 2004 and, in March 2006, we determined that it was no longer cost effective to retain this facility and we terminated the line of credit at that time.

During 2004 and 2005 we entered into a number of forward exchange contracts to sell U.S. dollars and buy British pounds in order to fund our U. K. operating expenses during 2006. These contracts were not designated as hedging instruments and, therefore, gains and losses were recognized immediately in earnings during the period. At December 31, 2006, all such contracts had expired. We are no longer entering into forward exchange contracts at this time, but we may do so in the future.

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

Our Equity Investments

In November 2004, we purchased $1.1 million of common stock of MED in conjunction with an initial public offering of MED in the U. K. Following the consummation of MED’s initial public offering on December 1, 2004, a license related payment of $0.9 million became due to us from MED and a further payment of $0.5 million which would have been due in 2005 also became due immediately. Both of these payments have been made to us. As of the consummation of the initial public offering of MED, our equity interest in MED will represent less than 5% of the overall equity capitalization of that company. We reported this asset as a marketable security initially in our current assets, but management re-evaluated the designation of this investment in 2005 and determined that it is now a non-current asset because of our closer relationship with MED during 2005, including the provision of consultancy and other services. We have no current intention to sell our equity stake in MED. The stock price is quoted in British pounds and we revalue these securities at the end of each quarter. Gains or losses due to changes in the stock price fluctuations in the US dollar to British pound exchange rate were reported in Other comprehensive income until September 2006. In September 2006, MED raised significant new equity at a stock price which was lower than the price at which we had invested. We believed that this was an indicator of impairment and reported an impairment charge of $1.0 million in operating expenses. The value of this asset at December 31, 2006 was $0.3 million.

In March 2005, we invested $1.0 million in Add-Vision, a company located in California that researches and develops flexible, low cost, low resolution displays. We also granted Add-Vision a fully paid-up license to our intellectual property in return for additional equity which was issued in two tranches as the license rights were delivered in 2005 and 2006. At December 31, we held a 55% ownership interest in Add-Vision and a 42% voting interest. Add-Vision may require additional funding in the future and we may contribute to such funding. The carrying value of our investment in Add-Vision at December 31, 2006 was $1.4 million and at December 31, 2005 was $1.1 million. Since we only own preferred stock in Add-Vision and do not own any common stock, we account for this investment using the cost method and evaluate each year whether or not the carrying value should be impaired. On December 31, 2006, we performed an impairment evaluation and determined that, since there had not been any events or changes in circumstances that might have a significant adverse effect on the fair value of this investment, our carrying value was not impaired. In December 2006 we advanced $0.3 million to Add-Vision pursuant to a convertibly promissory note which will convert to equity if Add-Vision closes an equity funding round in excess of $2.0 million.

In November 2005, we invested $1.6 million in our 50%-owned joint venture, Sumation. The other 50% of Sumation is owned by our licensee, Sumitomo Chemical. Sumitomo Chemical had previously purchased the Lumation® P-OLED material business of Dow Chemical and rights to use the acquired intellectual property have been licensed to Sumation, together with intellectual property rights from Sumitomo Chemical and ourselves and access to dedicated research teams at both Sumitomo Chemical and our facilities. We provided an additional $8.0 million of funding in 2006 and expect to continue funding Sumation in future periods. The carrying value of our investment in Sumation at December 31, 2006 was $2.6 million, which constitutes the amount invested less our share of the losses.

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

We did not enter into any similar transactions in 2006 and none was outstanding at December 31, 2006. We may enter into such contracts again in the future. These contracts were not designated as hedging instruments for accounting purposes and, therefore, gains and losses are recognized immediately in earnings during the period.

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

Revenue Recognition

Our revenues derive from license fees and royalties due under license agreements, payments due under various technology development agreements, sales of our own equipment and sales of equipment and services by Litrex through August 2003. Non-refundable license fees are recognized when they fall due and when collection can be reasonably assured, providing that the license has been delivered and where we have no ongoing obligation under that license. Once a license has been delivered, royalties are recorded as revenue when they become receivable and collection is reasonably assured. Where an extended obligation does exist, upfront license fees are amortized, rateably as that obligation is delivered.

Revenue for the provision of technology development services is recognized as those services are delivered and revenue for transfers of know-how once the corresponding documentation or electronic records have been delivered. We enter into a number of Technology Services and Development contracts which involve multiple elements including (i) provision of services, (ii) the transfer of know-how or (iii) the supply of equipment or polymer inks. We recognize revenue ratably over the duration of arrangements that involve the delivery of multiple elements where no individual element qualifies as a separate unit of accounting. In the event that delivery of all elements is not completed over the projected duration our revenues could be impacted. Under equipment supply contracts, we seek written confirmation of acceptance by the customer and recognize revenue after such acceptance has been received, any final payment has been invoiced and collectibility is reasonably assured.

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

We report revenues in the categories Licensing and Royalties, Other License Related, Technology Development and Services, Equipment Sales and, up until August 2003, Litrex revenues. Where single contracts include revenues for more than one of these categories such revenues are allocated to the respective lines based upon the relative fair value of each element delivered.

Basis of Presentation

In November 2005, we acquired a 50% equity interest in a related party, Sumation, a developer and supplier of P-OLED materials which can be used in the manufacture of P-OLED displays and other devices. 50% of the net losses of Sumation are reported by us using the equity method.

Until November 2005, we had a 50% equity interest in a related party, Litrex, a developer and supplier of ink jet printing equipment which can be used in the manufacture of P-OLED displays. Litrex was a subsidiary of our company until August 2003, and was consolidated into our financial statements until that date. In August 2003, we sold 50% of our interest in Litrex to Ulvac. From August 2003 to November 2005, 50% of the net losses of Litrex were reported by us using the equity method. We sold our remaining 50% equity stake in Litrex to Ulvac in November 2005.

We acquired a 16% equity interest in CDT Oxford Limited in October 2002. We also acquired management control and responsibility for funding the losses of CDT Oxford and, therefore, commencing January 1, 2004, we consolidated CDT Oxford as a subsidiary pursuant to the terms of FIN No. 46(R), “Consolidation of Variable Interest Entities.” CDT Oxford carries out research in high efficiency P-OLED materials and was 84% owned by Opsys Limited. In December 2004 we acquired the remaining 84% of CDT Oxford. We have had full management control over CDT Oxford since October 2002 and have been responsible for funding its operations since that time.

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

Our consolidated financial statements have been presented on the basis that we are a going concern. We have incurred significant operating losses and negative cash flows from operations since inception, our revenues have declined in the current year and we have commitments to fund the activities of Sumation, our joint venture with Sumitomo Chemical. Based on our current existing cash balances, 2007 contracted revenues and projected cash flows, we believe that we will be able to address our funding requirements into 2008. Further, we recognize that, in order to continue as a going concern, we will need to seek and are seeking additional funding, which may include new revenue opportunities as well as the issuance of new equity or debt securities. Although there can be no assurances, if successful in achieving these measures, we believe that we will be able to address our business plan into 2009.

We have given retroactive effect to a 0.5851807-for-one reverse stock split which took place immediately prior to our initial public offering in December 2004.

Valuation of Goodwill

Goodwill is included in the balance sheet as a result of our acquisition of the U.K. members of the CDT group in 1999 and the consolidation of CDT Oxford in 2004. We perform an annual impairment test on the value of goodwill at December 31 each year and, to date, have concluded that no impairment is required. For the purposes of this impairment test we have concluded that the CDT group is one reporting unit. This impairment test includes an element of subjective judgment with regard to the future commercial prospects for P-OLED technology.

Stock-Based Compensation

As explained in Note 10 to our consolidated financial statements, we followed APB 25 and related interpretations in accounting for stock options through December 31, 2005. Accordingly, we recognized no compensation expense with respect to options granted to employees in 2005.

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

We hold a 55% ownership interest and have 42% voting rights in Add-Vision due to our ownership of its preferred stock. We do not own any common stock of Add Vision and, therefore, account for this investment by the cost method and annually review the value of the investment for possible impairment.

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

Research and Development Re-imbursement

Since November 2005, a significant proportion of our research and development effort is being funded by our 50%-owned joint venture, Sumation pursuant to a contract research agreement. We do not record income from this agreement as revenue because (i) Sumation is a related party and (ii) this funding is provided as a re-imbursement of actual costs incurred rather than as a fixed fee for meeting contractual commitments. We net the value of this re-imbursement off our operating expenses, except for the 5% mark-up on actual expenditures which is netted off in the statement of operations line “Equity in loss of affiliates”.

Income Taxes

We are liable for franchise taxes to Delaware, our state of incorporation. Such taxes have been included in the provision for income taxes for the years ended December 31, 2006, 2005 and 2004. For the years ended

December 31, 2006, 2005 and 2004, we recorded a tax benefit primarily due to a research and development tax credit. Our U.K. subsidiaries are eligible to participate in the U.K.’s research and development tax credit program. Under this program, small and medium sized enterprises, such as us, are permitted a deduction in taxable profits of 150% of the amount of certain research and development expenditures (primarily salaries, salary related costs and consumables used in research and development activities). This deduction may be surrendered for a cash payment of 16% of the total deduction for those years during which we sustain a loss. Cambridge Display Technology Limited, our principal operating subsidiary, and CDT Oxford have both claimed such cash payments for the years ended December 31, 2005, 2004 and 2003 and accrued for the claim to be made with respect to the year ended December 31, 2006 which will be made in 2007. If our revenues increase such that we no longer satisfy the criteria to be considered a small to medium sized enterprise (including, for example, annual revenues not exceeding 40.0 million Euro), we will no longer be eligible to claim any cash payments for future periods and our permitted deduction will be reduced to 125% of qualifying research and development expenditures.

The tax benefit we show for 2006 is based on our estimate of what our tax return will show – it is possible that the actual figures will differ once the final calculations have been made.

Our deferred tax assets are comprised primarily of net operating loss carryforwards. At December 31, 2006, we had net operating loss carryforwards of approximately $99 million. These loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. We have calculated the value of our deferred tax asset as $32 million at December 31, 2006 but, due to a lack of a history of generating taxable income, we recorded a valuation allowance equal to 100% of this amount.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements other than those that are discussed under “Contractual Obligations”.

Contractual Obligations

As of December 31, 2006, we had the following contractual commitments, some of which are not recorded as liabilities on our financial statements:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-2 years	3-5 years	> 5 years
Operating leases	$4,551	$788	$1,448	$1,210	$1,105
Contracted capital expenditures	173	173	—	—	—
Sponsored research	493	418	75	—	—
Pension liability	500	—	100	200	200

Total	$5,717	$1,379	$1,623	$1,410	$1,305

We have a number of contractual commitments to provide services, perform research or transfer know-how. In most cases, we receive revenue which, at least, covers our costs of fulfilling our obligations under those contracts. We have one such contract pursuant to which we are obligated to provide the equivalent of approximately 16 full services scientists and engineers to work on a development project at our technology development centre.

Under the terms of our joint venture contract with Sumitomo Chemical, we are obligated to fund our 50%-owned joint venture, Sumation. In 2006 we provided $8.0 million of funding to Sumation, which covered its funding requirements for the period January 2006 to March 2007. We anticipate providing further equity or loan funding in 2007. Under the terms of a contract research arrangement with Sumation we are required to provide the equivalent of approximately 35 full service scientists and engineers to work on a development project, plus device fabrication and testing services at our technology development centre, for an initial two-year period which will end in March 2007 but which we expect to be extended. Costs related to this contract have not been included in the table above.

We believe that we will have sufficient resources to meet these commitments from our existing capital resources and future revenues.

In December 2006, we entered into an Asset Purchase Agreement with Next Sierra, Inc. and certain of its shareholders named therein, pursuant to which we purchased, in January 2007, substantially all of the assets of Next Sierra, which was a Mountain View, California-based hardware developer that specializes in designing light-emitting diode display driver chips. The consideration payable by us is 285,510 shares of our common stock, payable in three installments. The first installment of 28,551 shares was issued on January 3, 2007 and the second and third installments are expected to be delivered upon the completion of certain milestones as provided in the Agreement. Pursuant to the Agreement, we have agreed to file a registration statement with the SEC covering the resale of the shares delivered to Next Sierra as the purchase price and to use our commercially reasonable efforts to cause the registration statement to become effective no later than 100 days after the date we purchased the assets (subject to a 60-day extension if it is reviewed by the SEC). We acquired this business in order to develop our TMA technology.

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

E&Y’s United Kingdom office is operated under the name Ernst & Young, LLP and it has issued an audit opinion with respect to our audited financial statements for the fiscal years ending December 31, 2006 and 2005 and will continue to do so for as long as it remains our auditor. Prior to this change in the audit opinion issuing office, E&Y UK performed a substantial portion of the auditing procedures on our operations, but the audit opinion had been issued out of E&Y’s New York office.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this Item regarding our directors and executive officers is incorporated by reference to the information under the captions “Election of Directors” and “Executive Officers” in our definitive proxy statement that we will file pursuant to Regulation 14A under the Exchange Act in connection with the 2007 annual meeting of our stockholders (the “Proxy Statement”).

Audit Committee

The information required by this Item regarding our audit committee and the audit committee financial expert is incorporated by reference to the information under the caption “Election of Directors” in the Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item regarding compliance with beneficial ownership reporting under Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Election of Directors” contained in the Proxy Statement.

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

(3) Exhibits.    See Item 15(b) below.

(b) Exhibits.    The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. The Registrant shall furnish copies of exhibits for reasonable fee (covering the expense of furnishing copies) upon request

Exhibit Number	Description of Document
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.1	Letter Agreement, dated July 27, 1999, between Cambridge Display Technology Limited and Kelso & Company, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.2†	Asset Purchase Agreement, dated December 22, 2007, among the Registrant, Next Sierra, Inc. and certain of its shareholders named therein

10.3	Transaction Agreement, dated October 23, 2002, among CDT Acquisition Corp., Cambridge Display Technology Limited, Opsys Limited, Opsys UK Limited, the Warrantors, Opsys US Corporation and Opsys 2 Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.3.1	Amended and Restated Settlement and Amendment Agreement, dated as of December 14, 2004, among the Registrant, Cambridge Display Technology Limited, Opsys Limited, CDT Oxford Limited, Alexis Zervoglos, Michael Holmes, Opsys US Corporation, Opsys 2 Corporation and Opsys Management Limited (incorporated by reference to Exhibit 10.45 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.4	Agreement for the Sale and Purchase of Part of the Business of Opsys Limited, dated October 24, 2002, between Opsys UK Limited and Opsys Limited (incorporated by reference to Exhibit 10.4 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.5	Add-Vision Inc. Series B and Series C Preferred Stock Purchase Agreement, dated March 3, 2005, among Add-Vision, Inc. and Cambridge Display Technology Limited (incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.5.1	Convertible Promissory Note, dated December 1, 2006, between Cambridge Display Technology Limited and Add-Vision, Inc. (incorporated by reference to Exhibit 99 to the Registrant’s Current Report on Form 8-K filed December 6, 2006)

Exhibit Number	Description of Document
10.6	Share Purchase Agreement, dated August 15, 2003, among CDT Acquisition Corp., Ulvac, Inc., Litrex Corporation and Cambridge Display Technology Limited (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.6.1	Second Sale and Purchase Agreement, dated November 4, 2005, among the Registrant, Ulvac, Inc., Litrex Corporation and Cambridge Display Technology Limited (incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.7	Joint Venture Agreement, dated August 15, 2003, among CDT Acquisition Corp., Ulvac, Inc., Litrex Corporation and Cambridge Display Technology Ltd. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.8	Securities Purchase Agreement, dated December 20, 2005, between the Registrant and each of the Investors listed on Exhibit A thereto (incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed December 27, 2005)

10.9†	Patent License for LEP Display, dated September 7, 2006, among Cambridge Display Technology Limited, CDT Licensing Limited and Matsushita Electric Industrial Company Limited (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.10	Joint Venture Agreement, dated November 9, 2005, between Cambridge Display Technology Limited and Sumitomo Chemical Company, Limited (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005) (+)

10.11	Amended and Restated Registration Rights Agreement, dated December 22, 2004, among the Registrant, Kelso Investment Associates VI, L.P., KEP VI, LLC, Hillman Capital Corporation, Hillman CDT LLC, Hillman CDT 2000 LLC and certain employees minority stockholders of the Registrant and its subsidiaries (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.12	License Agreement, dated August 1, 1996, between Cambridge Display Technology, Ltd. and Philips Electronics N.V. (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824)) (+)

10.13	Cross License Agreement, dated November 25, 1999, between Cambridge Display Technology Limited and Seiko Epson Corporation (incorporated by reference to Exhibit 10.13 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824)) (+)

10.14	Side Letter, dated January 24, 2000, between Cambridge Display Technology Ltd. and Seiko Epson Corporation regarding the Cross License Agreement dated November 25, 1999 (incorporated by reference to Exhibit 10.14 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824)) (+)

10.14.1	Addendum Agreement, dated November 16, 2004, between Cambridge Display Technology Limited and Seiko Epson Corporation regarding the Cross License Agreement, dated November 25, 1999 (incorporated by reference to Exhibit 10.14.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824)) (+)

10.15	The New LEP Technology Agreement, dated January 1, 2001, between Cambridge Display Technology Limited and the University of Cambridge (incorporated by reference to Exhibit 10.15 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.16	Patent License, dated April 27, 2001, between Cambridge Display Technology Limited and OSRAM Opto Semiconductors GmbH & Co. OHG (incorporated by reference to Exhibit 10.16 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824)) (+)

Exhibit Number	Description of Document
10.17	License Agreement, dated August 13, 2001, between Cambridge Display Technology Limited and Sumitomo Chemical Co., Ltd. (incorporated by reference to Exhibit 10.17 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824)) (+)

10.17.1	Side Letter, dated November 14, 2005, to License Agreement, dated August 13, 2001, between Cambridge Display Technology Limited and Sumitomo Chemical Co., Ltd. (incorporated by reference to Exhibit 10.17.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005) (+)

10.18	Patent License of Displays and Display Illumination, dated October 16, 2001, among Cambridge Display Technology Limited, E.I. DuPont de Nemours and Company and Uniax Corporation (incorporated by reference to Exhibit 10.18 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824)) (+)

10.18.1	Materials Intellectual Property Agreement, dated November 13, 2001, between Cambridge Display Technology Limited and The Dow Chemical Company (incorporated by reference to Exhibit 10.18.1 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824)) (+)

10.18.2	Side Letter, dated November 14, 2005, to Materials Intellectual Property Agreement, dated November 13, 2001, between Cambridge Display Technology Limited and The Dow Chemical Company (incorporated by reference to Exhibit 10.18.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005) (+)

10.18.3	Amendment, dated March 28, 2006, to Patent License of Displays and Display Illumination, among Cambridge Display Technology Limited, E.I. DuPont de Nemours and Company and Uniax Corporation (incorporated by reference to Exhibit 10.18.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006) (+)

10.19	Patent and Know-How License, dated December 14, 2001, between Cambridge Display Technology Limited and Covion Organic Semiconductors GmbH (incorporated by reference to Exhibit 10.19 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824)) (+)

10.19.1†	Amendment to Patent and Know-How License, dated July 4, 2006, between Cambridge Display Technology Limited and Merck OLED Displays GmbH, formerly known as Covion Organic Semiconductors GmbH (incorporated by reference to Exhibit 10.19.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.20	Agreement, dated November 3, 2005, among the Registrant and Koninklijke Philips Electronics N.V. (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.21	License of Technology, dated January 21, 2002, among Opsys Limited (novated to CDT Oxford Limited by a Novation and Variation Agreement, dated October 22, 2002), University of Oxford, Isis Innovation Limited and University of St. Andrews (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824)) (+)

10.22	Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.47 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.23	Patent and Co-Ownership Agreement, dated July 5, 2004, among CDT Oxford Limited and Isis Innovation Limited, The Chancellor, Masters and Scholars of the University of Oxford and the University Court of St. Andrews (incorporated by reference to Exhibit 10.23 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824)) (+)

Exhibit Number	Description of Document
10.24	Lease, dated March 29, 2001, between Scottish Widows PLC and Cambridge Display Technology Limited, of commercial premises at Unit 8 Cardinal Distribution Park, Godmanchester, Cambridge, England (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.25	Lease, dated March 29, 2001, between Scottish Widows PLC and Cambridge Display Technology Limited, of commercial premises at Unit 11 Cardinal Distribution Park, Godmanchester, Cambridge, England (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.26	Lease, dated March 29, 2001, between Scottish Widows PLC and Cambridge Display Technology Limited, of commercial premises at Unit 12 Cardinal Distribution Park, Godmanchester, Cambridge, England (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.27	Lease, dated June 11, 2004, between CGNU Life Assurance Limited and Cambridge Display Technology Limited, of commercial premises at 2020 Cambourne Business Park, Cambridge, England (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.28	Lease, dated June 27, 2000, between the University of Cambridge and Cambridge Display Technology Limited, of commercial premises at Greenwich House, Madingley Rise, Madingley Road, Cambridge, England (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.29(1)	Employment agreement with Dr. Fyfe, dated as of October 27, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 31, 2006)

10.30(1)	Employment agreement with Mr. Veninger, dated August 8, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 31, 2006)

10.31(1)	Employment agreement with Mr. Chandler, dated February 18, 2003 (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.31.1(1)	Compromise Agreement, dated October 27, 2006, between Cambridge Display Technology Limited and Mr. Chandler (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 31, 2006)

10.32(1)	Employment agreement with Mr. Black, dated July 3, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 3, 2006)

10.33(1)	Employment agreement with Dr. Brown, dated March 28, 2002 (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.33.1(1)	Amendment to employment agreement with Dr. Brown, dated October 20, 2003 (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.33.2(1)	Assignment Letter to Dr. Brown, dated August 23, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 1, 2005)

10.33.3(1)	Termination of Assignment Letter, dated November 22, 2006, between Cambridge Display Technology Limited and Dr. Brown (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 28, 2006)

10.34(1)	Employment agreement with Dr. Burroughes, dated July 1, 2004 (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

Exhibit Number	Description of Document
10.35(1)	Employment agreement with Dr. Cha, dated January 20, 2006 (incorporated by reference to Exhibit 10.51 to the Registrant’s Current Report on Form 8-K filed February 7, 2006)

10.36(1)	CDT Acquisition Corp. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.36.1(1)	Assignment Letter to Dr. Cha, dated January 20, 2006 (incorporated by reference to Exhibit 10.52 to the Registrant’s Current Report on Form 8-K filed February 7, 2006)

10.37(1)	Amendment to the CDT Acquisition Corp. Stock Incentive Plan, dated as of March 15, 2002 (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.38(1)	Amendment to the CDT Acquisition Corp. Stock Incentive Plan, dated as of October 17, 2002 (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.39(1)	Employment agreement with Mr. Abrams, dated September 14, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 28, 2005)
10.39.1(1)	Compromise Agreement, dated June 30, 2006 between Cambridge Display Technology Limited and Mr. Abrams (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 3, 2006)

10.40(1)	Cambridge Display Technology, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.40 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.40.1(1)	Form of Cambridge Display Technology, Inc. 2004 Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.40.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.40.2(1)	Form of Cambridge Display Technology, Inc. 2004 Stock Incentive Plan Stock Option Agreement for the Grant of Inland Revenue Approved Options in the UK (incorporated by reference to Exhibit 10.40.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.40.3(1)	Form of Cambridge Display Technology, Inc. 2004 Stock Incentive Plan Stock Option Agreement for the Grant of Unapproved Options in the UK (incorporated by reference to Exhibit 10.40.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.41(1)	Cambridge Display Technology, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.42(1)	Amended and Restated Cambridge Display Technology, Inc. Special Bonus Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 27, 2006)

10.42.1(1)	Special Bonus Plan Award Agreement with Dr. Fyfe, dated December 10, 2004 (incorporated by reference to Exhibit 10.42.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

10.42.2(1)	Form of Cambridge Display Technology, Inc. Special Bonus Plan (incorporated by reference to Exhibit 10.42.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.43(1)	CDT Acquisition Corp. Nonqualified Stock Option Agreement between CDT Acquisition Corp. and the Employee (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 (File No. 333-117824))

Exhibit Number	Description of Document
10.44(1)	Form letter to UK employees of Registrant with regard to changes in retirement age effective December 1, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed October 31, 2006)

10.45(1)	Form of Cambridge Display Technology, Inc., Restricted Units Agreement—Annual Performance Bonus (UK) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 9, 2007)

10.45.1(1)	Form of Cambridge Display Technology, Inc., Restricted Units Agreement—Annual Performance Bonus (US) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 9, 2007)

10.46(1)	Form of Cambridge Display Technology, Inc., Restricted Units Agreement—Executive Retention Bonus (UK) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 9, 2007)

10.46.1(1)	Form of Cambridge Display Technology, Inc., Restricted Units Agreement—Executive Retention Bonus (US) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 9, 2007)

10.47(1)	Schedule of Executive Officer Compensation

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, Cambridge, England

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, New York, United States

24.1	Powers of Attorney (see page 61 of this Annual Report on Form 10-K)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1(2)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2(2)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	Indicates a management contract or compensatory plan or arrangement.
(2)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the material contained in Exhibit 32.1 and Exhibit 32.2 is “furnished” and not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Registrant specifically incorporates it by reference.
†	An application for confidential treatment has been filed with the SEC with respect to certain portions of these agreements.
(+)	Certain portions of these agreements have been omitted pursuant to a grant of confidential treatment by the SEC.

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
DAVID FYFE Chief Executive Officer

Date: March 1, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Fyfe and Michael Black and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID FYFE David Fyfe	Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2007

/s/ MICHAEL BLACK Michael Black	Vice-President Finance (Principal Financial Officer and Principal Accounting Officer)	March 1, 2007

/s/ FRANK BYNUM Frank Bynum	Director	March 1, 2007

/s/ THOMAS ROSENCRANTS Thomas Rosencrants	Director	March 1, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Cambridge Display Technology, Inc.

We have audited the accompanying consolidated balance sheets of Cambridge Display Technology, Inc. as of December 31, 2006 and 2005 and the related consolidated statement of operations, changes in common shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambridge Display Technology, Inc. at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

As further discussed in footnote 10, the Company adopted, effective January 1, 2006, FASB Interpretation 123(R) “Share-Based Payment”.

/s/    ERNST & YOUNG LLP

Cambridge England,

March 1, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Cambridge Display Technology, Inc.

We have audited the accompanying consolidated statements of operations, changes in common shareholders’ equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of Cambridge Display Technology, Inc. for the year ended December 31, 2004 in conformity with U. S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

New York, NY

March 7, 2005

Cambridge Display Technology, Inc.

Consolidated Balance Sheets

	December 31,
	2006	2005
	(in thousands, except for share information)
ASSETS
Current assets:
Cash and cash equivalents	$12,015	$31,263
Marketable securities	7,252	—
Inventory	30	32
Accounts receivable, net	187	2,266
Taxes receivable	1,861	2,045
Prepaid expenses and other current assets	1,680	2,473

Total current assets	23,025	38,079
Property, equipment and leasehold improvements, net	9,579	13,593
Investments in affiliates	3,951	1,899
Marketable securities	298	633
Goodwill	65,612	65,612
Other intangible assets, net	1,484	2,897
Other non-current assets	20	—

Total assets	$103,969	$122,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,597	$7,910
Deferred revenue	5,143	1,290
Due to affiliate	95	52
Taxes payable	—	6
Other current liabilities	2,109	—

Total current liabilities	13,944	9,258
Deferred revenue, non-current	193	—
Other liabilities	596	567

Commitments and contingencies (Note 13)	—	—

Common shareholders’ equity:
Preferred stock, voting $0.01 par value, 46,667 authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized 21,674,703 issued and 21,483,205 outstanding at December 31, 2005, 21,874,998 issued and 21,602,062 outstanding at December 31, 2006	216	215
Additional paid-in capital	284,531	287,514
Deferred compensation	—	(6,082)
Accumulated other comprehensive loss	(271)	(1,052)
Accumulated deficit	(195,240)	(167,707)

Total common shareholders’ equity	89,236	112,888

Total liabilities and shareholders’ equity	$103,969	$122,713

See accompanying notes.

Cambridge Display Technology, Inc.

Consolidated Statements of Operations

	Year ended December 31
	2006	2005	2004
	(in thousands, except per share amounts)
Operating revenues:
License fees and royalties	$3,176	$3,285	$6,791
Other license related	—	—	900
Technology services and development	2,943	7,478	4,982
Equipment and supplies	1,817	7,330	613

Total operating revenues	7,936	18,093	13,286

Cost of sales:
License fees and royalties	42	47	186
Other license related	—	—	9
Technology services and development	1,617	3,798	1,481
Equipment and supplies	1,375	5,880	318

Total cost of sales	3,034	9,725	1,994

Gross profit	4,902	8,368	11,292

Operating expenses:
Research and development expenses	13,188	16,129	14,181
Selling, general and administrative expenses	15,907	17,426	18,751
Amortization of intangibles acquired	1,413	1,580	1,580

Total operating expenses	30,508	35,135	34,512

Loss from operations	(25,606)	(26,767)	(23,220)

Other (expense) / income:
Equity in loss of affiliates	(6,378)	(3,802)	(2,546)
Foreign currency transaction gain / (loss)	1,136	(790)	1,045
Gain on sale of Litrex	969	15,935	—
Other income / (expense)	514	(721)	210
Interest income	988	497	347
Interest expense	—	—	(36)

Total other expense	(2,771)	11,119	(980)

Loss before benefit for income taxes	(28,377)	(15,648)	(24,200)
Benefit for income taxes	(844)	(1,833)	(1,615)

Net loss	(27,533)	(13,815)	(22,585)
Cumulative effect of accounting change	—	—	(12,200)

Net loss	(27,533)	(13,815)	(34,785)
Accretion of preferred stock	—	—	(38,766)

Net loss attributable to common shareholders	$(27,533)	$(13,815)	$(73,551)

Net loss per common share attributable to common shareholders, before cumulative effect of accounting change, basic and diluted	$(1.28)	$(0.71)	$(6.17)
Net loss per common share attributable to common shareholders due to cumulative effect of accounting change, basic and diluted	—	—	(1.23)

Net loss per common share attributable to common shareholders, basic and diluted	$(1.28)	$(0.71)	$(7.40)

Weighted average number of common shares outstanding, basic and Diluted	21,486	19,543	9,944

See accompanying notes.

Cambridge Display Technology, Inc.

Consolidated Statements of Changes in Common Shareholders’ Equity

	Common Stock Class A & B Outstanding		Additional Paid-in Capital	Deferred Compensation	Common Stock Subscribed	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
	(in thousands)
Balances at January 1, 2004	9,692	$97	$185,448	$(1)	$(3,163)	$(506)	$(119,107)	$62,768
Issuance of common stock in IPO	2,500	25	24,980	—	—	—	—	25,005
issued in exchange for Opsys stock	817	8	9,801	—	—	—	—	9,809
Accretion of liquidation preference	—	—	(38,766)	—	—	—	—	(38,766)
Special bonus plan awards	—	—	14,400	(14,400)	—	—	—	—
Conversion of Series A and Series B preferred into common stock	6,476	65	77,188	—	—	—	—	77,253
Stock options granted	—	—	28	—	—	—	—	28
Amortization of deferred compensation	—	—	—	1	—	—	—	1
Amortization of stock compensation	—	—	—	5,134	—	—	—	5,134
Net loss	—	—	—	—	—	—	(34,785)	(34,785)

Other comprehensive loss:
Unrealized loss on available for sale securities	—	—	—	—	—	(8)	—	(8)

Balances at December 31, 2004	19,485	195	273,079	(9,266)	(3,163)	(514)	(153,892)	106,439
Issuance of common stock	2,189	22	16,181	—	—	—	—	16,203
Cancellation of common stock secured against unpaid promissory note	(177)	(2)	(1,526)	—	3,163	—	—	1,635
Cancellation of common stock, other	(14)	—	(122)	—	—	—	—	(122)
Amortisation of special bonus plan	—	—	(98)	3,184	—	—	—	3,086
Net loss	—	—	—	—	—	—	(13,815)	(13,815)

Other comprehensive loss:
Unrealized loss on available for sale securities	—	—	—	—	—	(518)	—	(518)
Currency translation adjustment	—	—	—	—	—	(20)	—	(20)
								—

Balances at December 31, 2005	21,483	215	287,514	(6,082)	—	(1,052)	(167,707)	112,888
Reclassification of deferred compensation following adoption of FAS 123(R)	—	—	(6,082)	6,082	—	—	—	—
Issuance of common stock	200	2	—	—	—	—	—	2
Cancellation of common stock, other	(81)	(1)	(581)	—	—	—	—	(582)
Stock compensation expense	—	—	3,680	—	—	—	—	3,680
Net loss	—	—	—	—	—	—	(27,533)	(27,533)

Other comprehensive loss:
Unrealized gains/(losses) on marketable securities, net of reclassification adjustment	—	—	—	—	—	673	—	673
Currency translation adjustment	—	—	—	—	—	108	—	108

Balances at December 31, 2006	21,602	$216	$284,531	$—	$—	$(271)	$(195,240)	$89,236

See accompanying notes.

Cambridge Display Technology, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31
	2006	2005	2004
	(in thousands)
Operating activities
Net loss	$(27,533)	$(13,815)	$(34,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, equipment and leasehold Improvements	5,397	5,544	6,007
(Gain) / Loss on sale of property, equipment and leasehold improvements	(4)	(21)	132
Gain on sale of Litrex	(969)	(15,935)	—
Effect of exchange rate changes on cash and cash equivalents	(1,109)	111	(254)
Impairment of marketable securities	1,009	—	—
Amortization of other intangible assets	1,413	1,580	1,580
Impairment of promissory notes	—	1,635	—
Non-cash income	(581)	(108)	(30)
Acquired in process R & D	—	—	12,200
Stock compensation expense	3,680	3,086	5,163
Equity in loss affiliates	6,378	3,802	2,546
Changes in operating assets and liabilities:
Accounts and tax receivable	2,263	1,131	(1,651)
Due from affiliates	—	50	21
Inventories and demo machines	2	(32)	—
Prepaid expenses and other assets	773	4,430	(3,979)
Accounts and tax payable and accrued expenses	(1,319)	(688)	2,399
Due to affiliates	43	—	—
Deferred revenue	4,046	(6,446)	4,014
Other current and non-current liabilities	2,138	24	251

Net cash used in operating activities	(4,373)	(15,652)	(6,386)
Investing activities
Acquisition of property, equipment and leasehold improvements	(1,381)	(3,153)	(2,410)
Disposal of property, equipment and leasehold improvements	2	32	13
Costs related to acquisition of CDT Oxford	—	—	(334)
Disposal of business	969	9,740	—
Investment in affiliates	(8,322)	(2,737)	(85)
Investment in marketable securities	(7,252)	—	(1,129)
Cash of consolidated entity—CDT Oxford	—	—	1,564

Net cash (used in) / generated by investing activities	(15,984)	3,882	(2,381)
Financing activities
Issuance of common stock	—	16,252	25,005

Net cash generated by financing activities	—	16,252	25,005
Effect of exchange rate changes on cash and cash equivalents	1,109	(111)	254
Net (decrease) / increase in cash	(19,248)	4,371	16,492
Cash and cash equivalents—beginning of period	31,263	26,892	10,400

Cash and cash equivalents—end of period	$12,015	$31,263	$26,892

Supplemental disclosures of cash flow information
Interest paid	—	—	$36
Taxes (paid)/refunded	$(166)	$(176)	$18

See accompanying notes.

Cambridge Display Technology, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Description of Business

Cambridge Display Technology, Inc. (the “Company”), a U.S. based corporation, incorporated in the state of Delaware, was formed in 1999 under the name CDT Acquisition Corp. by investment funds managed by Kelso & Company (“Kelso”) and Hillman Capital Corporation (“Hillman”) to acquire all of the common stock of CDT Holdings Plc (“Holdings”), a company organized under the laws of the United Kingdom (the “acquisition”). Holdings, in turn, is the parent of Cambridge Display Technology Limited (“Limited”) and CDT Licensing Limited (“Licensing”), both United Kingdom companies. This acquisition was accounted for as a purchase.

In 2001, the Company acquired a controlling (86%) interest in Litrex Corporation (“Litrex”, a California based company). In 2002, the Company acquired the remaining 14% ownership in Litrex. In August 2003, a 50% interest in Litrex was sold, as described in Note 3. In November 2005, the Company sold the remaining 50% interest, as also described in Note 3. In October 2002, the Company acquired a 16% equity interest and full management control of Opsys (UK) Limited (“Opsys UK”), which was, subsequently, renamed CDT Oxford Limited (“CDT Oxford”). The Company acquired 100% of the parent company of CDT Oxford, Opsys Limited (“Opsys”), in December 2004, and also at this time, the Company purchased all the remaining equity shares of CDT Oxford from Opsys. As of December 31, 2006, the Company owns 100% of both CDT Oxford and Opsys.

Holdings, Limited, Licensing, CDT Oxford and Opsys are hereinafter collectively referred to as the “U.K. Subsidiaries”.

In July 2004, the Company changed its name to Cambridge Display Technology, Inc. from CDT Acquisition Corp.

In December 2004 the Company concluded an initial public offering for its common stock on the Nasdaq Global Market.

In November 2005 the Company formed a joint venture with Sumitomo Chemical Company Limited (“Sumitomo Chemical”) of Japan to develop and sell P-OLED materials. The Company owns a 50% share in the formed company, Sumation Company Limited (“Sumation”).

In December 2005 the Company concluded a private placement of 2,187,500 shares of common stock and 656,250 warrants.

The Company is principally involved in the development and commercialization of Polymer Organic Light Emitting Diode (“P-OLED”) intellectual property and technology, an advanced display technology for which it holds worldwide fundamental patents. It is also involved in the development of other applications of this technology, including organic transistors, lighting and printer applications. Litrex, of which the Company owned 50% until November 2005, is a designer and integrator of ink jet printing solutions for P-OLED printing. Sumation, of which 50% has been owned by the Company since November 2005, develops and sells P-OLED materials.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions. The Company’s 50% share of the net earnings of Litrex was accounted for using the equity method until its sale in November 2005. The Company held a 16% interest in CDT Oxford until December 2004, but, because it was responsible for funding 100% of the losses of CDT Oxford and had an entitlement to 98% of any profits as a management fee, the Company determined that CDT Oxford was a variable interest entity pursuant to the Financial Accounting Standards Board (the “FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Rate Entities” (“FIN 46(R)”), and therefore consolidated it. The Company acquired the remaining 84% equity interest in CDT Oxford in December 2004 as described in Note 3 below.

Since November 2005, the Company has accounted for its 50% equity voting stake in Sumation using the equity method.

The Company’s operations are subject to certain risks and uncertainties. These risks include, but are not limited to, the Company’s ability to meet obligations, continuing losses and negative cash flows and funding expansion of the Company’s operations.

The Company’s consolidated financial statements have been presented on the basis that it is a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception, its revenues have declined in the current year and it has commitments to fund the activities of Sumation, its joint venture with Sumitomo Chemical.

Based on the Company’s current existing cash balances, 2007 contracted revenues and projected cash flows, management believes that it will be able to address its funding requirements into 2008. Further, management recognizes that, in order to continue as a going concern, it will need to seek and is seeking additional funding, which may include new revenue opportunities as well as the issuance of new equity or debt securities. Although there can be no assurances, if successful in achieving these measures, management believes it will be able to address its business plan into 2009.

Reverse Stock Split

On December 15, 2004, the Company executed a 0.5851807—for-one reverse stock split in connection with its initial public offering. All share and per-share information included in the accompanying consolidated financial statements and related disclosures for all periods presented were retroactively adjusted to reflect the stock split.

Foreign Currencies

The functional and reporting currency of the Company is the U.S. dollar. The Company routinely enters into transactions denominated in currencies other than its functional currency, primarily the British Pound. Changes in currency exchange rates between the Company’s functional currency and the currency in which a transaction is denominated are included in the Company’s results of operations as other income / (expense) in the period in which the currency exchange rates change. From time to time we take out foreign exchange forward contracts. We value these contracts and, to the extent that they are in a net asset or liability position we recognize an unrealized gain or loss in other income or expense, as appropriate. When such contracts mature, we reverse any such unrealized gain or loss in other income or expense and report any realized gain or loss as a foreign currency transaction gain or loss.

Bad and Doubtful Debts

As at December 31, 2006, the Company had not incurred any bad debts. Due to the nature of current trade receivables and its history of successful collection, no provision for doubtful debts has been made.

Marketable Securities and Other Investments

The Company records its investment in marketable equity securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity

Securities”, and determines the appropriate classification of its securities at the time of purchase and reevaluates the classification at each subsequent period end. Realized gains and losses are reflected in investment income. The cost of securities sold is based on the specific identification method.

At December 31, 2006 and December 31, 2005, certain non-equity marketable equity securities were classified as available-for-sale and are carried at fair value, with the unrealized gains reported as a separate component of stockholders’ equity. At December 31, 2006 and December 31, 2005 marketable securities held were listed securities on the Alternative Investment Market of the London Stock Exchange and were valued at their closing price on this date. At December 31, 2006 and 2005, these securities were classified as non-current assets.

At December 31, 2006, certain current marketable equity securities were classified as held-to-maturity and are carried at cost plus accrued interest, with accrued interest reported as interest income.

The Company accounts for investments in affiliates over which it exercises significant influence on operating and financial policies, but has less than 50% voting rights, using the equity method based on its ownership of common stock or in-substance equivalents. Where the Company does not own any common stock or its equivalent and there is no readily determinable market value, it accounts for such investments using the cost method and evaluates whether impairment indicators exist each reporting period in accordance with the FASB’s Emerging Issues Task Force (“EITF”) 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The Company evaluates whether or not any such investments are variable interest entities pursuant to FIN 46(R) and, if so, whether consolidation is required. The Company has determined that none of its investments require consolidation under FIN 46(R).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity at acquisition of three months or less to be cash equivalents. Cash equivalents primarily consist of investment grade commercial paper, which are short term in nature and therefore bear minimal risk. Cash is held in both U. S. and U. K. deposit accounts.

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

Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill acquired in a business combination be capitalized at acquisition cost and requires that goodwill not be amortized into earnings. On an annual basis, the Company is required to evaluate the carrying value of goodwill at the reporting unit level for impairment using a two step impairment test. The Company currently has one reporting unit.

During the fourth quarters of 2006, 2005 and 2004, the Company completed its annual impairment tests of goodwill as at December 31, and determined that its reported goodwill was not impaired. The first stage of these tests was to determine that the Company had only one reporting unit. The next step was to evaluate the fair value of that reporting unit. This evaluation including consideration of the Company’s market capitalization based on its stock price at December 31, 2006 and an estimate of the current value of future cash flows based upon projections of future royalty and license revenue at levels significantly greater than historically achieved. As adoption of the Company’s technology is just now beginning to occur in commercial amounts, such projections have a high degree of uncertainty.

Movement in Goodwill	CDT	CDT Oxford	Total
Balance at January 1, 2004	$58,735	—	$58,735
Consolidation of CDT Oxford (see Note 3)	—	$6,877	6,877

Balance at December 31, 2005 and 2006	$58,735	$6,877	$65,612

Other Intangible Assets

Other intangible assets, which primarily relate to intellectual property rights and know-how, are amortized on a straight-line basis over their estimated useful life of five to ten years. The Company has no indefinite lived intangible assets other than goodwill. The Company’s management believes the net intangible asset balance is recoverable for all periods presented in the accompanying consolidated financial statements. Amortization expense for the next five years is expected, based on intangible assets held at December 31, 2006, to be as follows:

Year ending December 31 (in thousands)
2007	580
2008	577
2009	327
2010	—
2011	—

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

Revenue Recognition and Deferred Revenue

The Company’s revenues are derived from license fees and royalties due under license agreements, payments due under various technology development and service agreements and sales of equipment and polymer inks. Non-refundable license fees are recognized when they fall due and when collection can be reasonably assured, providing that the license has been delivered and where the Company has no ongoing obligations under that license. Once a license has been delivered, royalties are recorded as revenue when they become receivable and collection is reasonably assured. Where an extended obligation does exist, upfront license fees are amortized ratably as that obligation is delivered.

Revenues for arrangements that provide for the provision of technology development services are recognized as those services are delivered and revenue for transfers of know-how once the corresponding documentation or electronic records have been delivered. The Company enters into technology services and development contracts which involve multiple elements including (i) the provision of services, (ii) the transfer of know-how or (iii) the supply of equipment. The Company is not usually able to determine the fair value of each element and, as a result, such multiple element arrangements are usually deemed to comprise a single unit of accounting. The Company recognizes revenue ratably over the duration of such contracts, unless the arrangement involves the supply of capital equipment in which case recognition of revenue is deferred until the equipment is accepted. The Company supplies P-OLED inks to customers and recognizes revenue once the materials have been received at the customer’s premises.

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

When contracts involve the Company devoting research effort to projects, revenue under these contracts is recognized ratably over the life of the contract.

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

Revenues are reported on a net basis, excluding sales and value added taxes.

Research and Development

Research and development costs are expensed as incurred. Reimbursement of research and development costs by Sumation is netted off against related expenses within the statement of operations.

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

Comprehensive Loss

Comprehensive loss encompasses all changes in shareholders’ equity (except those arising from transactions with owners) and includes the Company’s net loss, net unrealized gains or losses on available for sale securities and currency translation reserves on revaluation of securities held in currencies other than U. S. dollars.

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

Business Concentrations

The Company’s customers are located principally in Europe, the United States and Asia. A breakdown of the Company’s revenues on a geographic basis is as follows:

Revenues by Geographic Region and Segment	2006	2005	2004
	(in thousands)
United Kingdom	$166	$548	$2,143
Other European	1,776	4,044	2,065
United States	65	1,586	1,626
Other North American and South America	236	—	500
Japan	3,575	5,487	5,196
Other Asia Pacific	2,118	6,428	1,756

Total revenues	$7,936	$18,093	$13,286

The basis for attributing revenues from external customers to individual countries is the address of the party with whom the Company contracts.

For the years ended December 31, 2006 and 2005, there were three customers that accounted for 53% and 54% of the Company’s revenues, respectively.

At December 31, 2006, there were three customers that accounted for 82% of the Company’s accounts receivable balance. These customers each owed $0.1 million. At December 31, 2005, there were three customers that accounted for 92% of the Company’s accounts receivable balance. These customers owed $1.0 million, $0.7 million and $0.4 million respectively.

All long-lived tangible assets of the Company are located in the U. K.

Stock-Based Compensation

Through December 31, 2005, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for stock options awarded to employees. Accordingly, other than certain grants with an exercise price at less than fair value of the Company’s common stock, the Company has recognized no compensation expense with respect to options granted to employees for the years ended December 31, 2005 and 2004. Commencing January 1, 2006 the Company has accounted for all stock based compensation expense under SFAS No. 123(R) (see Note 10 below). As any options granted in the future will also be expensed based on the fair value calculations, the pro forma results for fiscal years 2005 and 2004 may not be indicative of the charges which will be made in future years. Further information on Stock-Based Compensation is provided in Note 10 below.

Forward contracts

Prior to December 31, 2005, the company entered into forward foreign currency contracts to purchase and sell U.S., European and Asian currencies to reduce exposures to foreign currency risks. The forward exchange contracts had maturities that did not exceed 12 months and required the Company to exchange, at maturity, European or Asian currencies for U.S. dollars and pound sterling, or vice versa, at rates agreed to at the inception of the contracts.

At December 31, 2005 the Company had approximately $16 million of forward exchange contracts outstanding. These foreign exchange contracts outstanding at December 31, 2005 were not designated as hedging instruments. For these derivatives, gains and losses were recognized immediately in earnings during the period of change and a gain of $0.5 million and a loss of $0.7 million is included in other income / (expense) in our consolidated statement of operations for the years ended December 31, 2005 and 2006, respectively.

At December 31, 2005, the fair value of these contracts was a loss (i.e. liability) of $0.5 million. This fair value was determined based upon the then current forward rates applicable to the remaining terms of the forward contracts as of December 31, 2005. The fair value of contracts in liability positions was included as a component of “Accounts payable and accrued expenses” on our Consolidated Balance Sheet.

At December 31, 2006, the Company had no outstanding forward exchange contracts.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective beginning with the Company’s first fiscal quarter of 2007. The Company has not yet completed a detailed evaluation of the impact of FIN 48’s implementation on its financial condition or results of operations but does not current believe that it will be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosure requirements pertaining to such measurements. The Company will adopt SFAS 157 for the fiscal year ended December 31, 2008. The Company has not yet evaluated the impact of SFAS 157’s implementation on its financial condition or results of operations.

In December 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFASs No. 87, 88, 106 and 132 (R). Fair Value Measurements” (“SFAS 158”) which requires an entity to: (a) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a defined benefit post-retirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and, (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The Company adopted SFAS 158 effective beginning with the Company’s fiscal year ended December 31, 2006. Adoption of this statement has not had a material impact on its financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company will adopt SFAS 159 for the fiscal year ended December 31, 2008.

The Company has not yet completed a detailed evaluation of the impact of SFAS 159 on its financial condition or results of operations in detail but, since it does not currently use complex hedge accounting, it does not currently expect the adoption of SFAS 159 to have a have impact on its financial condition or results of operations.

3.	Acquisitions and Disposals

CDT Oxford

The Company owns 100% of CDT Oxford and 100% of Opsys Limited and consolidates both of these into its consolidated results of operations, financial position and cash flows.

Pursuant to FIN 46(R), “Consolidation of Variable Interest Entities”, the Company thought the equity in CDT Oxford was not sufficient to permit it to finance its activities without outside support. This resulted in the Company consolidating CDT Oxford in January 2004.

Subsequent to the Company’s original agreement with Opsys Limited in October 2002, certain disputes arose with Opsys Limited which were settled by a Settlement and Amendment Agreement, pursuant to which the Company acquired 100% of the shares of Opsys Limited in December 2004 for the issue of 797,695 shares of its common stock. At the time of this acquisition, Opsys Limited had liabilities of $1.6 million which the Company agreed to discharge using $1.4 million in cash and $0.2 million by the issuance of 19,736 shares of common stock to two former directors of Opsys Limited. The actual total purchase consideration was $7.2 million lower than that amount which had been estimated on January 1, 2004 pursuant to the adoption of FIN 46(R), as described above. A purchase price adjustment was, therefore, recorded as a $7.2 million reduction in goodwill related to the Opsys Limited acquisition, from $14.1 million to $6.9 million, in December 2004.

For the purpose of consolidation, the original acquisition of CDT Oxford in October 2002 was accounted for as a purchase, and the purchase price (including the value of the shares to be issued to the former owners of Opsys Limited as consideration) and subsequent purchase price adjustment were allocated to the acquired assets and liabilities as shown in the table below.

(in thousands)
Net assets at date of acquisition (October 2002)	$602
In-process research and development	12,200
Goodwill	14,092

Purchase price estimated at October 2002	26,894
Purchase price adjustment (reduction in goodwill)	(7,215)

Purchase price at December 2004	$19,679

The amended and restated Settlement and Amendment Agreement provided for an escrow of approximately 53% of the 797,695 shares issuable to the Opsys shareholders against certain contingent liabilities and the possibility that other liabilities will emerge. The number of shares held in escrow was initially 422,610 and subsequent changes are described in the table below:

Initial escrow shares at December 31, 2004	422,610
Shares transferred to Company in December 2005 due to Opsys Limited’s liabilities exceeding contractual limit	(14,056)
Shares released from escrow to the former shareholders of Opsys Limited, pursuant to Transaction Agreement, in December 2005	(201,124)

Shares held in escrow at December 31, 2005	207,430
Shares transferred to Company in December 2006 due to Opsys Limited’s liabilities exceeding contractual limit	(81,348)

Shares held in escrow at December 31, 2006	126,082

Litrex

In August 2003, the Company sold 50% of the equity in its subsidiary, Litrex to Ulvac Inc, a Japanese company, for $15.1 million, of which $1.4 million was held in an escrow account. Under the terms of the Sale and Purchase Agreement, the Company made a number of warranties (which were secured by the amount held in escrow) and had other ongoing commitments, notably a Joint Venture Agreement with Ulvac under which the Company appointed three of the six Board members of Litrex. As a result of such commitments, the gain on the initial sale was deferred.

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

The total net gain recognized in 2005 was $15.9 million. The gain is higher than the proceeds received during the November 2005 transaction due to the 2003 deferral of the gain on the sale of the initial 50% interest in Litrex. The Company recognized a further gain of $1.0 million following the release of the final escrow amount in November 2006.

4.	Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements include the following at December 31:

	2006	2005
	(in thousands)
Machinery and equipment	$25,787	$24,678
Leasehold improvements	9,145	9,111
Furniture and office equipment	2,926	3,286

	37,858	37,075
Less: accumulated depreciation	(28,279)	(23,482)

	$9,579	$13,593

Deprecation expense for the years ended December 31, 2006, 2005 and 2004 was $5.4 million, $5.5 million and $6.0 million, respectively.

5.	Investments

Significant Equity Investments

Summary financial information for Litrex, which was a significant affiliated company accounted for by the equity method, until November 4, 2005, is as follows:

Litrex to November 4, 2005
Current assets	$5,722
Non-current assets	11,735
Current liabilities	(10,539)
Non-current liabilities	(63)
Net sales	7,931
Gross profit	2,738
Net loss	(5,689)

Until November 2005, the Company owned 50% of Litrex and accounted for it as an affiliate under the equity method. The equity in the underlying net assets of Litrex was approximately $2.5 million in 2004. On November 4, 2005 the Company entered into a Second Sale and Purchase Agreement with Ulvac and Litrex under the terms of which Ulvac completed its purchase of 50% of the equity of Litrex from the Company.

In November 2005, the Company invested 170 million Yen ($1.5 million) in Sumation, to acquire a 50% share of a joint venture formed with Sumitomo Chemical, to develop, manufacture, market and sell P-OLED materials. Sumitomo Chemical had purchased the Lumation® P-OLED material business of Dow Chemical and rights to use the acquired intellectual property have been licensed to Sumation, together with intellectual property rights from Sumitomo and the Company and access to dedicated research teams at both Sumitomo’s and the Company’s facilities. The Company owns 50% of Sumation and has valued this investment at $1.7 million which is the amount invested plus associated expenses. The investment is recorded in Yen and is revalued at the end of every quarter, any foreign currency gain or loss being taken to Other Comprehensive Loss. The carrying value of investment in Sumation, being the amount initially invested less the Company’s share of its losses, was $ 2.6 million and $0.8 million at December 31 2006 and 2005 respectively. The increase of $1.8 million comprises an increase of $8.5 million due to equity investments made by the Company in Sumation less $ 6.8 million, being the Company’s share of Sumation’s losses, and an increase of $0.1 million due to revaluation of the Yen value of the Company’s investment.

The Company and Sumitomo Chemical have entered into a Joint Venture Agreement (the “JVA”) to govern Sumation. This JVA is of indefinite term, but does include provisions for the sale of part or all of the Company’s equity stake in Sumation to Sumitomo Chemical at fair market value after a minimum of five years. The Company and Sumitomo Chemical are committed under the JVA to an initial two-year budget for Sumation and additional funds will be requested on an “as-needed” basis, with equal funding coming from each party. After the initial two-year period of providing such services, good faith discussions will take place regarding the third and subsequent years. The Company and Sumitomo Chemical have equal representation on the board of Sumation. In conjunction with the execution of the JVA, and the licensing of the CDT Oxford licensed materials intellectual property to Sumation, the Company has executed amendments to existing licenses to Dow Chemical (now assigned to Sumitomo Chemical) and to Sumitomo Chemical to enable Sumitomo Chemical (on behalf of itself and as successor to the license to Dow Chemical) to sub-license this intellectual property to Sumation. For an initial period of three years, Sumation has sub-contracted its manufacturing requirements to Sumitomo Chemical with Sumitomo Chemical having the right to sub-contract this manufacturing to its affiliates.

The JVA may be terminated by either party by mutual written agreement, or by one of the parties in the case of a material breach of the other party. In addition, the JVA may be terminated in the event of the bankruptcy or insolvency of either party, or if a 40% interest is acquired in one party by a direct and substantial competitor of the other joint venture party. The JVA will also terminate if Sumitomo Chemical acquires 100% of the shares in Sumation.

The Company’s equity in the underlying net assets of Sumation was approximately $2.3 million and $0.6 million at December 31, 2006 and 2005 respectively. This has increased because the amount of equity invested in Sumation during 2006 exceeded its losses during the same period. This amount is lower than the carrying value of the investment, because the carrying value includes transaction costs incurred by the Company and also inter-company consolidation adjustments.

Marketable Securities

The Company owns less than 5% of Plastic Logic Limited (“Plastic Logic”) and less than 5% of MicroEmissive Displays plc (“MED”). Plastic Logic is a private company with a history of losses and the Company values this investment at zero. MED is listed on the Alternative Investment Market of the London

Stock Exchange and is held as an available for sale marketable security which is revalued based on the market price of the securities at the end of each period. Since the Company has no current intention to sell its equity stake in MED its investment is recorded as a non-current asset. At December 31, 2005, the Company valued this investment at $0.6 million comprising an original cost of $1.1 million less $0.5 million revaluation due to declines in the share price, which had been reported as other comprehensive loss. The Company regarded these declines as a temporary impairment. However, in October 2006, MED raised additional equity at a price substantially lower than the price at which the Company had purchased its investment. The Company determined that this equity funding round was an indicator of other-than-temporary impairment and reported an impairment charge of $1.0 million in SG&A expenses. The Company reversed the “other comprehensive loss” which had previously been reported. At December 31, 2006, the Company valued this investment at $0.3 million and reported “other comprehensive gain” due to an increase in MED’s share price since it raised the additional equity.

Other Investments

In March 2005, the Company invested $1.0 million in Add-Vision, Inc. (“Add-Vision”), a company located in California that researches and develops flexible, low cost, low resolution displays, in return for preferred stock with a 17% voting interest. It also granted Add-Vision a fully paid up license to its intellectual property in return for preferred stock with a 22% voting interest. As a result of these transactions, the Company acquired, in the aggregate, a 39% voting interest in Add-Vision and has appointed two directors to its board. The equity in the underlying net liabilities of Add-Vision was approximately $0.6 at December 31, 2006 and its interest in the net assets was $0.3 million at December 31, 2005. It has not assigned any additional value to the preferred stock issued in return for the license. Further investments were made in Add-Vision by third parties unrelated to the Company during 2005 and 2006 and, at December 31, 2005, the Company’s voting interest was 31% and its ownership interest was approximately 42%. In July 2006, pursuant to the contractual arrangements which had been entered into in March 2005, the Company licensed additional intellectual property to Add-Vision, Inc. in consideration for which the Company was issued additional shares of Add-Vision’s preferred stock. As a result, at December 31, 2006, the Company had a 42% voting interest and a 55% ownership interest in Add-Vision. The Company does not control Add-Vision and, since it does not own any of its common stock or in-substance equivalents, it is accounting for its investment using the cost method.

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

In the fourth quarter of 2006, Add-Vision raised $0.5 million from investors in the form of convertible promissory notes. The Company was one of these investors and, as a result, holds a promissory note in the amount of $249,950, which is less than 50% of the total amount which has been raised. The Company’s note is shown as a “Investments in affiliates” on the Company’s balance sheet at December 31, 2006. The notes issued to the Company and to other investors earn interest at 6% per year and the principal amount and accrued interest is repayable on demand 18 months after issuance or on certain events of default. The terms of the notes provide for their conversion into equity in the event that Add-Vision raises in excess of $2 million in an equity fund raising round, the conversion price to be at a discount of 15% off the price of the new equity being raised. The Company believes that the note will be converted into equity during 2007.

The Company’s carrying value of this investment was $1.4 million at December 31, 2006 and was $1.1 million at December 31, 2005, comprising the amount invested in cash plus associated costs.

6.	Other Intangible Assets

	2006	2005
	(in thousands)
Gross other intangible assets	$10,700	$10,700
Accumulated amortization	(9,216)	(7,803)

Other intangible assets	$1,484	$2,897

In October 2001, the Company, for payment of $5 million, entered into a nonexclusive license agreement with another third party to enable the Company to use certain technology, intellectual property rights and know-how. The license term continues until the last of the patents ceases to be in force, unless it is terminated early under certain circumstances, as defined in the agreement. The agreement allows for sublicenses to be granted by the Company. The license was amortized over five years. The fair value of license and patent rights acquired upon the acquisition of Limited by the Company in 1999 amounted to $5.6 million and is being amortized over ten years. The remaining $0.1 million relates to intellectual property rights which were acquired from a third party in February 2004 and are being amortized over five years.

7.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	2006	2005
	(in thousands)
Accounts Payable	$1,498	$1,285

Accruals
Payroll related, to be settled in cash	2,181	1,943
Payroll related, to be settled by issuance of restricted stock units	387	—
UK National Insurance payable on stock compensation	467	679
Liabilities assumed on acquisition of Opsys Limited	—	100
Costs related to sales of Company stock	—	1,248
Other professional fees	680	703
Payable to universities for research services	292	162
Facilities related costs	289	233
Unrealised loss on forward currency contracts	—	511
Other accruals related to operations	803	1,046

Total Accounts payable and accrued expenses	$6,597	$7,910

8.	Common Stock

Common Stock outstanding at January 1, 2004	9,692,316
Issued on conversion of preferred stock, December 2004 (a)	6,475,736
Issued on IPO, December 2004 (b)	2,500,000
Issued to parties related to Opsys Limited, December 2004 (c)	817,431

Common Stock outstanding at December 31, 2004	19,485,483
Issued in private placement, December 2005 (d)	2,187,500
Issued in settlement of liability, December 2005 (e)	1,720
Cancelled due to non-payment of secured promissory notes, December 2005 (f)	(177,442)
Cancelled pursuant to Opsys escrow, December 2005 (c)	(14,056)

Common stock outstanding at December 31, 2005	21,483,205
Issued to officers and employees pursuant to stock compensation arrangements	200,295
Cancelled pursuant to Opsys escrow, December 2006 (c)	(81,348)

Common stock outstanding at December 31, 2006	21,602,152

(a)	On August 10, 2004, the Company filed an amendment to the Certificate of Designations defining the terms of the Company’s Series A and Series B redeemable convertible preferred stock to amend the provisions governing the mandatory conversion of such shares of preferred stock upon consummation of an underwritten initial public offering of the Company’s common stock. This redeemable convertible preferred stock is described in more detail in note 9 below. Under the terms of the amendment, in the event of an initial public offering prior to December 31, 2004 which did not fall within the previous definition of a “Qualifying IPO” but under which the pre-money market capitalization of the Company exceeded $200 million, then all of the series A and series B redeemable convertible preferred stock would mandatorily convert to common stock. The number of shares of common stock to be issued would be such number of shares which, at the IPO price, equalled 2.25 times the amount originally paid for that stock plus, in the case of the Series A an additional $6 million of stock in relation to the Initial Investor Preference. Pursuant to this arrangement, immediately prior to the Company’s IPO in December 2004, all of the Company’s Series A and Series B preferred stock was converted into 6,475,736 shares of common stock, with an aggregate value of $77.7 million, or $77.3 million net of expenses, at the IPO price of $12.00 per shares.
(b)	2,500,000 shares of the Company’s common stock were issued to investors in our initial public offering on the Nasdaq National Market in December 2004.
(c)	Pursuant to the Transaction Agreement described in Note 3 above, 817,431 shares of the Company’s common stock were issued to parties related to Opsys Limited in December 2004, including 422,610 shares initially held in escrow. These shares may be reclaimed by the Company in the event that the liabilities of Opsys Limited which relate to the period prior to its acquisition by the Company exceed an agreed amount. Of the shares held in escrow, 14,056 and 81,348 shares were cancelled in December 2005 and December 2006, respectively, as part of the Settlement and Amendment Agreement. See Note 3 above.
(d)	2,187,500 shares of the Company’s common stock were issued to investors in its private placement in December 2005.
(e)	1,720 shares of the Company’s common stock were issued as part of the settlement by the Company of an arbitration action in December 2005.
(f)	In consideration for 177,442 shares of the Company’s common stock issued to two shareholders in July 1999, the shareholders issued secured, full recourse promissory notes, in the aggregate, of $3.1 million to the Company. The promissory notes were due in September 2005. The obligation of the shareholders under the promissory notes were secured by the 177,442 shares issued to the two shareholders. In September 2005, both shareholders defaulted on the promissory notes. Due to the irrecoverability of the promissory notes, the 177,442 shares on which the notes were secured were cancelled.

9.	Redeemable Convertible Preferred Stock

On January 1, 2004, there were 6,000 shares of Series A convertible preferred stock issued and outstanding, which could convert into 217,406 shares of common stock, and 25,870.6 shares of Series B convertible preferred stock issued and outstanding, which could convert to 937,405 shares of common stock plus 217,406 shares of common stock that would be issuable under the Initial Investor Preference provisions described below.

As described in Note 8 above, all of the Company’s Series A and Series B preferred stock was converted to the Company’s common stock in December 2004, immediately prior to the Company’s initial public offering.

Pursuant to the SEC Accounting Series Release No. 268, the difference between the issue price of the Preferred Stock and the redemption value was accreted to the carrying value of the Preferred Stock from the subscription date until the Company’s IPO in December 2004. Preferred stock accretion amounts have been charged to Paid-in-Capital and credited to Preferred Stock. The Company accreted $11.6 million for the Series A preferred stock and $27.2 million for the Series B preferred stock in 2004, based on a ten-year accretion schedule. The December 2004 amount was accreted pursuant to SFAS 84 “Induced conversions of Convertible Debt” (“SFAS84”) and EITF issue D-42 which applies SFAS 84 to induced conversions of preferred stock. The accretion immediately prior to this beneficial conversion was the difference between the amount paid initially for the Preferred Stock, plus the accretion to date based on a redemption at ten years and the value of the common stock into which the Preferred Stock would convert, at the initial public offering price.

The following table summarizes information concerning changes in the Company’s preferred stock during 2004:

	Series A	Series B
Balance at January 1, 2004	$7,897	$30,590
Accretion of Liquidation Preference	11,603	27,163
Conversion of Preferred Stock to Common Stock	(19,500)	(57,753)

Balance at December 31, 2004	$—	$—

10.	Stock-Based Compensation and Warrants

At December 31, 2006, the Company had one stock-based employee compensation plan pursuant to which restricted stock units have been issued and two stock-based employee compensation plans pursuant to which stock options have been issued. These three plans are described more fully below. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by the FASB’s SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). No stock-based employee compensation cost was recognized in relation to the Company’s two stock option plans in the Statement of Operations for the years ended December 31, 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock compensation expense was recognized in relation to restricted stock units which had been issued pursuant to the Company’s special bonus plan. Effective January 1, 2006, the Company adopted the fair value recognition provisions of the FASB’s SFAS No, 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

SFAS 123(R) requires that compensation expense be adjusted for projected forfeitures of stock options. In calculating pro-forma stock-based employee compensation expense prior to January 1, 2006, the Company did not make any adjustment for such forfeitures.

The effect of the adoption of SFAS 123(R) on the Company’s Loss from operations, Loss before benefit for income taxes and Net loss has been to increase each of these by $ 0.4 million for the year ended December 30, 2006, in relation to compensation expense for stock options as shown in the 2006 column of the table below. The adoption of SFAS 123(R) has had no net impact on the Company’s statement of cash flows and no material impact on earnings per share.

	Compensation Expense for Year Ended December 31, 2006	Pro Forma Compensation Expense for the Year Ended December 31, 2005	Pro Forma Compensation Expense for the Year Ended December 31, 2004
	(in thousands)
CDT Acquisition Corp. Stock Incentive Plan (1)	$43	$201	$595
2004 Stock Incentive Plan (1)	318	324	—

Total Compensation Expense for Stock Options (1)	$361	$525	$595

Special Bonus Plan (2)	$3,319	$3,086	$5,135

Total Compensation Expense for Restricted Stock Units (2)	$3,319	$3,086	$5,135

Total Stock-Based Compensation Expense	$3,680	$3,611	$5,730

(1)	Compensation expense for stock options for the years ended December 31, 2005 and 2004 was only reported in pro-forma footnote disclosures and not in the Statement of Operations.
(2)	Compensation expense for restricted stock units issued under the special bonus plan for the years ended December 31, 2005 and 2004 was both reported in pro-forma footnote disclosures and recognized in the Statement of Operations. The only impact on the adoption of SFAS 123(R) on the compensation expense recognized with respect to these units was to account for estimated future forfeitures. This impact is not material.

For the years ended December 31, 2005 and 2004, the Company followed APB 25 and related interpretations in accounting for stock options awarded to employees. Accordingly the Company recognized no compensation expense with respect to options granted to employees. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by SFAS 123, the Company’s net loss for the years ended December 31, 2005 and 2004 would have been the pro forma amounts indicated below:

	2005	2004
	(in thousands)
Net loss—as reported	$(13,815)	$(34,785)
Less: accretion of preferred stock	—	(38,766)

Net loss attributable to common shareholders	(13,815)	(73,551)
Add back: APB 25 cost	3,086	5,135
Less: total stock-based employee compensation expense under the fair value method	(3,611)	(5,730)

Net loss attributable to common shareholders—pro forma	$(14,340)	$(74,146)

Net loss per share:
Basic and diluted—as reported	$(0.71)	$(7.40)

Basic and diluted—pro forma	$(0.73)	$(7.46)

Employee Stock Options

In April 2000, the Company adopted the “CDT Acquisition Corp. Stock Incentive Plan” (the “2000 Plan”). Under the 2000 Plan, options may be granted to employees (including officers), consultants and directors. Options available for grant under the 2000 Plan totaled 1,170,361. Under the 2000 Plan, employees generally were granted two types of options in one grant: Service Options (one-third of total grant) and Exit Options (two-thirds of total grant). Service Options granted in 2002 and later were granted at fair market value at date of grant, and generally vest 25% on the six-month anniversary of grant, and 25% on the anniversary date of each grant for each of the next three years and have lives of no more than 10 years. Fair value was determined by reference to equity sold during the relevant period. Prior to 2002, Service Options were generally granted at fair market value at date of grant, vest 25% on the date of grant and 25% per annum thereafter and have lives of no more than 10 years. Exit Options become exercisable, if at all, on the date of the first occurrence of a change in control (a “Vesting Event”, as defined in the 2000 Plan) in which the majority shareholders receive an internal rate of return of at least 30%. If upon the first Vesting Event, the required internal rate of return is not achieved, they shall not become exercisable as a result of a Subsequent Vesting Event, as defined in the 2000 Plan.

In August 2004, the Company adopted the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the award of (i) stock options (including incentive stock options), (ii) restricted stock and restricted units, (iii) stock appreciation rights, (iv) incentive stock and incentive units and (v) deferred shares and supplemental units. Awards may be made to directors, employees (including officers) and consultants. Any options issued under the 2004 Plan will be priced at fair market value and the maximum number of shares subject to such options and awards is 725,000 shares of the Company’s common stock plus such number of options granted under the 2000 Plan as are forfeited under the 2000 Plan or which otherwise lapse after December 2004. Until December 31, 2006, only stock options with exercise prices of the fair market value on the date of grant were issued under the 2004 Plan. All such options vest in three equal annual installments from the date of grant, with accelerated vesting upon change of control, and have no conditions attached to exercise other than continued employment with the Company. These options expire 10 years after grant. Effective January 1, 2006, the Company has been recognizing compensation expense for stock options ratably over the vesting period of the option, adjusted for projected and actual forfeitures.

Prior to the Company’s initial public offering, the fair value of common stock options was established contemporaneously with their issuance based upon reference to various common and preference stock rounds concluded by the Company. Such value was $17.82 per share through November 2000, $24.18 per share from December 2000 to September 2001 and $27.60 per share thereafter until the Company’s initial public offering in December 2004. The fair value of common stock issued on the date of the Company’s initial public offering was set at the offering price of $12.00 and after the Company’s common stock became publicly quoted is set at the closing price of the stock on the Nasdaq Global Market on the day the options are issued—options have been issued at prices between $5.70 and $11.63 under this method. In September 2005, six officers of the company voluntarily surrendered, in the aggregate, 365,447 options with exercise prices of between $17.82 and $27.60. These officers were all recipients of significant awards of restricted stock units under the terms of the special bonus plan described below and believed that it would be beneficial to the Company for the potentially dilutive effect of these stock options to be eliminated.

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model with the fair value of the underlying common stock determined as at the date of issuance, as described above, and assumptions for the risk-free interest rate, volatility factor and expected life as detailed in the table below. The volatility factor for options issued prior to the Company’s initial public offering in December 2004 was based on the volatility of the Company’s stock price as measured using the prices at which stock was bought while the Company remained private. The volatility factor used for options issued on or after the Company’s initial public offering but before December 31, 2005 was based on fluctuations in the stock price of comparable public companies. Effective January 1, 2006, the Company calculated the volatility of its own stock using the daily closing price for the period since its initial public offering and determined that this provided a reasonable estimate of future volatility. The Company believes that an expected life of four years is a reasonable assumption for a company whose stock is relatively volatile but does not currently have any history of options being exercised.

Options Issued in:	2006 Q4	2006 Q1	2005	2004 (post-IPO)	2004 (pre-IPO)
Black-Scholes Assumptions:
Risk Free Interest Rate	4.569%	4.363%	3.31%	3.31%	4.25%
Volatility Factor	68.0%	68.0%	74.8%	74.8%	15.3%
Expected Life	4 Years	4 Years	4 Years	4 Years	4 Years
Dividend Yield	Zero	Zero	Zero	Zero	Zero

No stock options were issued by the Company in the second and third quarters of 2006.

The Company makes an estimate of projected stock option forfeitures based on historical staff departures, adjusted for any one-time events which it does not believe will be representative of future periods.

A summary of stock option activity for the years ended December 31, 2006, 2005 and 2004 is shown in the table below.

Stock Options	Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2004	875,962	$17.82 – $27.60	$21.67
Granted	161,051	$11.18 – $27.60	$18.36
Cancelled	(83,096)	$17.82 – $27.60	$25.47

Outstanding December 31, 2004	953,917	$11.18 – $27.60	$20.50
Granted	270,500	$5.70 – $11.63	$7.80
Cancelled	(437,727)	$11.18 – $27.60	$21.31

Outstanding December 31, 2005	786,690	$5.70 – $27.60	$15.75

Granted	164,400	$6.19 – $ 8.21	$8.03
Cancelled	(364,457)	$6.19 – $27.60	$14.24
Outstanding December 31, 2006	586,633	$5.70 – $27.60	$16.09	6.28	$19
Exercisable at December 31, 2004	216,517	$17.82 – $27.60	$20.73
Exercisable at December 31, 2005	261,989	$17.82 – $27.60	$20.49

Exercisable at December 31, 2006	249,371	$5.70 – $27.60	$18.56	5.35	$1

The fair values of the 164,400 options granted in the year ended December 31, 2006 were $4.48 for the 149,400 options which were granted in January 2006 and $3.39 for the 15,000 options which were granted in November 2006. The Company will issue new shares in the event that any options are exercised. At December 31, 2006, 1,004,673 shares were available for future grants which could be made as stock options or as the direct issuance of shares or units.

The Company recognized $0.4 million of stock compensation expense in relation to stock options in the year ended December 31, 2006. The Company will recognize $0.4 million of compensation expense in 2007, $0.3 million in 2008 and less than $0.1 million in 2009 with respect to stock options which were granted prior to December 31, 2006 but were not fully vested on that date, assuming that all such options do vest. Lower expense will be recorded to the extent that such options are cancelled prior to becoming fully vested and higher expenses will be recorded to the extent that the Company issues further stock options.

Restricted Stock Unit Awards

In December 2004, the Company allocated awards under its special bonus plan to officers and employees. These awards were made from a bonus pool with a value of $14.4 million, based on the initial public offering price for the Company’s common stock of $12.00 per share. All awards under this plan made with respect to this offering were made in restricted stock units representing a right to receive, in the aggregate, 1,200,000 shares of the Company’s common stock. Such awards generally vest in three equal installments on each of the first three anniversaries of the public offering. However, if Kelso, the Company’s largest shareholder, sells, in the aggregate, more than 25% of its shares of the Company’s common stock, such awards will vest in full upon such sale. Except as discussed below in relation to the awards made to certain of the Company’s officers, the Company is expensing the value of these awards over a three-year period commencing December 2004, subject to acceleration in the event of a Kelso sale.

The award to the Company’s Chief Executive Officer, representing 35% of the bonus pool, or restricted stock units with a value of $5.0 million at the initial public offering price of $12.00 per share, will vest whether or not he remains employed by the Company unless (a) he is terminated for cause (as defined in his employment agreement), (b) his employment agreement is not extended for cause or (c) he terminates his employment in circumstances that justify termination for cause. The value of the award to the Company’s Chief Executive Officer was expensed in December 2004.

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

Modifications have been made to the terms of two of these awards for two officers of the Company. The award to the Company’s Vice-President of Legal and Intellectual Property was modified in connection with a Compromise Agreement the Company entered into with him in November 2006 and pursuant to which he would leave the Company at the end of March 2007. Termination of his employment in March 2007 would result in the forfeit of one third of his award of 144,000 units pursuant to the original terms of the award, but the Compromise Agreement allowed for the entire award to vest in March 2007. Therefore, 48,000 units were deemed to have been forfeit and re-granted in November 2006. The fair value of the re-granted awarded was determined in November 2006 and is being recognized during the period November 2006 to March 2007. In February 2006, the Company’s Vice-President, Commercial entered into an Assignment Agreement pursuant to which he would relocate to Japan until approximately March 2007 and, on successful completion of that assignment, vesting of the unvested third of his 144,000 unit award would be accelerated. The Company has accelerated recognition of the original fair value of this award accordingly, since the fair value on the date of the modification was lower than the original fair value.

Warrants

A warrant exercisable for 3,218 shares of the Company’s common stock at an exercise price of $17.82 per share was issued in August 2000 and will expire in August 2007.

Warrants exercisable for 656,250 shares, in the aggregate, were issued in December 2005 in conjunction with a private placement of the Company’s common stock. These warrants are exercisable from between 180 days and five years from the date of issuance. These warrants may be exercised on a cashless basis pursuant to which the selling shareholders would be issued a quantity of shares based on the intrinsic value of the warrants at the date of exercise. The Company will not receive any cash payment from the selling shareholders upon any exercise of the warrants on a cashless basis.

Summary of Options and Warrants Outstanding

Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Outstanding	Number Exercisable
Options
$5.70	8.84	3,000	1,000
$6.19	9.86	15,000	—
$8.04	8.17	18,333	8,333
$8.21	9.01	127,400	—
$8.55	8.42	7,500	2,500
$11.18	7.97	44,726	30,617
$11.63	8.91	15,000	5,000
$12.00	7.96	22,275	15,721
$17.82	3.46	194,378	110,633
$24.18	4.52	50,326	32,381
$27.60	6.56	88,695	43,186

Total Options	6.28	586,633	249,371

Warrants
$12.00	4.0	656,250	656,250
$17.82	0.7	3,214	3,214

Total Warrants	4.0	659,464	659,464

11.	Income Taxes

The Company is liable for franchise taxes to Delaware, its state of incorporation. An amount of $0.2 million has been included in the provision for income taxes for each of the years ended December 31, 2006, 2005 and 2004. The U.K. Subsidiaries of the Company are eligible to participate in the U.K.’s research and development tax credit program. Under this program, small and medium sized enterprises, such as the Company, are permitted a deduction in taxable profits of 150% of the amount of certain research and development expenditures (primarily salaries, salary related costs and consumables used in research and development activities). This deduction may be surrendered for a cash payment of 16% of the total deduction for those years during which the Company sustains a loss. Limited and CDT Oxford have both claimed and received such cash payments for the years ended December 31, 2005, 2004 and 2003. Limited has booked a credit for 2006 of $1.2 million which will be claimed and is expected to be paid in 2007.

The amount accrued for the “Taxes receivable” balance of $1.9 million at December 31, 2006 consists of $1.2 million of income tax refunds due for the year ended December 31, 2006. The balance of $0.7 million represents anticipated United Kingdom value added tax recoveries. The Company’s claim for an income tax refund of $2.1 million in relation to 2003 was reviewed by the U. K. tax authorities with respect to whether or not the Company met the criteria of being a small or medium-sized enterprise. This review was concluded in May 2005 and no adjustment was deemed necessary to this claim which was settled in full in June 2005. Claims for repayment of $2.1 million and $1.5 million in relation to the years ended December 31, 2005 and 2004 respectively were made in the third quarters of 2006 and 2005 respectively and were settled in full during the fourth quarters of the respective years.

The following is a reconciliation of the statutory financial income tax rate and the effective income tax rate application to earnings before income taxes for the year ended December 31:

	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
Change in valuation allowance	(35.0)%	(35.0)%	(35.0)%
Research and development tax credit	(3.0)%	(11.4)%	(6.7)%

Effective tax rate	(3.0)%	(11.4)%	(6.7)%

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

Significant components of the Company’s net deferred tax balances for federal, state and foreign income taxes are as follows at December 31:

	2006	2005	2004
Deferred tax assets
Net operating loss carry forwards	$30,029	$26,407	$22,940
Other	4,936	4,056	2,556

	34,965	30,463	25,496
Deferred tax liabilities
Deferred revenue	(38)	(38)	(38)
Tax over book depreciation	(3,119)	(3,069)	(4,178)

Net deferred tax assets	31,808	27,356	21,280
Valuation allowance for deferred tax assets	(31,808)	(27,356)	(21,280)

Net deferred tax asset	—	—	—

The majority of the net operating loss carryforwards are available only to the results of the U.K. Subsidiaries and their respective consolidated entities ($91 million in 2006, $82 million in 2005 and $74 million in 2004). They are not available to offset income, if any, earned by the Company or any non-U.K. operations. Under U.K. tax laws, such loss carryforwards do not expire, and under certain circumstances, can be used by other U.K. controlled group entities.

12.	Employee Retirement Plans

Limited and CDT Oxford contribute to individual defined contribution retirement plans for its employees. For each of the years ended December 31, 2006, 2005 and 2004, contributions expensed were $0.4 million, $0.4 million and $0.4 million. The Company, including Litrex when it was an affiliate, administered a contributory savings plan under Section 401(k) of the Internal Revenue Code for eligible employees. Contributions by employees were not taxable until retirement or early withdrawal. The Company’s contributions under the Plan, which amounted to 100% of employee contributions to a maximum of 5% of the total eligible compensation, approximated $19 thousand, $17 thousand and $13 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

13.	Commitments and Contingencies

Contingencies

In January 2005, Sunnyside Development Company LLC (“Sunnyside”) served a complaint against one of the Company’s subsidiaries, Opsys Limited, and a company named by Sunnyside Development as CDT Limited, in the Superior Court for the County of Alameda, State of California, alleging claims for breach of contract and fraud arising out of an alleged property lease agreement between Opsys Limited and Sunnyside. Sunnyside’s original complaint alleged compensatory damages in excess of $10 million and punitive damages in the amount of $25 million. In January 2005, the case was removed to the United States District Court for the Northern District of California, as Sunnyside Development Company LLC v. Opsys Limited, a United Kingdom Company. All claims against CDT Limited and the claim for fraud against Opsys Limited have been dismissed.

Cambridge Display Technology, Inc. was never a party to the lease. In October 2002, Opsys Limited and Sunnyside executed an Assignment of Lease and Consent of Lessor (the “Assignment”), which included a release of Opsys Limited from its obligations under the lease by Sunnyside Development. Sunnyside contends that the Assignment and release never became effective or were voided. Opsys Limited believes that the Assignment effectively released it from liability under the lease, and therefore believes that the claim has no merit. Sunnyside has suggested that if it prevails on its claims against Opsys Limited, it will attempt to collect any judgment from Cambridge Display Technology, Inc. under a successor liability theory. The Company believes that any such claim would be without merit.

The trial of Sunnyside Development Company LLC v. Opsys Limited started on February 21, 2007, and is expected to conclude in early March 2007.

Commitments

The Company leases land and buildings under operating leases in which it currently conducts its business. The leases expire between July 2008 and July 2014, and can be renewed by negotiation. Future minimum lease commitments are as follows:

(in thousands)
Year ended December 31:
2007	$788
2008	745
2009	703
2010	703
2011	507
Thereafter	1,105

$4,551

Rent expense for the each of the years ended December 31, 2006, 2005 and 2004 were $0.6 million, $0.6 million and $0.7 million, respectively.

At December 31, 2006 and 2005 the Company had contracted for capital expenditures of approximately $0.2 million and $0.1 million, respectively, which are not reflected in the accompanying consolidated financial statements.

At December 31, 2006 and 2005 the Company had contracted for University-sponsored research expenditures of approximately $0.5 million and $2.1 million, respectively, which are not reflected in the accompanying consolidated financial statements.

The Company will provide 50% of the equity funding of the joint venture, Sumation, which was $8.0 million in the year ended December 31, 2006. During this time, the joint venture has funded certain R&D activities in the Company and that funding has exceeded $8.5 million over the same period. Sumation is currently loss making and the joint venture agreement includes provision for Sumation to request additional funding from the Company in future periods.

In December 2006, the Company entered into an Asset Purchase Agreement with Next Sierra, Inc. and certain of its shareholders named therein, pursuant to which the Company agreed to purchase, in January 2007, substantially all of the assets of Next Sierra, a Mountain View, California-based hardware developer that specializes in designing light-emitting diode display driver chips. The Company accepted assignments of a building lease and certain software license contracts in conjunction with this transaction but generally did not assume responsibility for any other liabilities of Next Sierra. The aggregate consideration payable by the Company is 285,510 shares of the Company’s common stock, payable in three installments. The first installment of 28,551 shares was issued on January 3, 2007 and the Company is required to deliver the second and third installments upon the completion of certain milestones as provided in the Agreement. Pursuant to the Agreement, the Company has agreed to file a registration statement with the SEC covering the resale of the shares delivered to Next Sierra and to use its commercially reasonable efforts to cause the registration statement to become effective no later than 100 days after the closing date (subject to a 60-day extension if it is reviewed by the SEC).

14.	Segments

The Company reports segment data in accordance with the provisions of SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”. SFAS 131 requires companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. According to these criteria, the Company has only operated a single business segment for the years ended December 31, 2004, 2005 and 2006.

15.	Related Party Transactions

Litrex

The following table summarizes transactions with Litrex, in which the Company held a 50% equity stake until November 4, 2005.

Litrex related party transactions	to November 4, 2005	2004
	(in thousands)
Ink jet printing systems	$2,126	$3,630
Other printing related equipment	118	102
Services provided by Litrex	109	132
Services provided to Litrex	$249	$344

In addition to the amounts shown above, the Company advanced to Litrex loans of $2 million, in the aggregate, of which $0.3 million was recharacterized as a deposit for an ink jet printing systems. The remaining $1.7 million, plus interest, was treated as an investment in affiliates and was repaid in November 2005.

Sumation

The following table summarizes transactions with Sumation, in which the Company has held a 50% equity stake since November 2005.

Sumation related party transactions	2006	2005
	(in thousands)
Equity investments in Sumation	$8,472	$1,460
Research services paid by Sumation *	$10,546	$1,078
Intellectual property rights sold to Sumation	$1,400	$1,000
Polymer materials purchased from Sumation	$689	$52

*	includes $2,109 paid in 2006 for services to be delivered in 2007

Other

In February 2006, the Company acquired intellectual property from a third party for $1.4 million and immediately sold this intellectual property to Sumation. In November 2005, the Company charged Sumation $1 million for licenses, to be paid in April 2007. The Company has also made equity investments in Sumation as described above.

Kelso is party to a consulting agreement with the Company pursuant to which it agrees to provide such specific consulting services as the Company may request and the Company agrees to indemnify it from and against any claims, losses and expenses it may incur in connection with its investment in the Company or its provision of services to the Company under this agreement or its being a controlling person of the Company, except as may be finally judicially determined to result from gross negligence or intentional misconduct on its part. Under the terms of this agreement, if Kelso provides consulting services specifically requested by the Company out of the ordinary course of business to it, the Company and Kelso will negotiate a mutually acceptable advisory fee. The term of the Company’s consulting agreements with Kelso ends on the date on which Kelso (and its affiliates) cease to own any shares of the Company’s common stock. In connection with this agreement, Kelso may receive consulting fees from the Company and is entitled to receive reimbursement of certain out-of-pocket fees and expenses incurred in connection with its investment in the Company. No such consulting fees have been paid to Kelso. The Company paid Kelso expense reimbursements in the aggregate of $23 thousand, $8 thousand and $20 thousand respectively, for 2006, 2005 and 2004.

The Company paid Hillman, who ceased to be a shareholder in July 2006, expense reimbursements in the aggregate of zero, zero and zero for 2006, 2005 and 2004.

16.	Subsequent Events

In January 2007, the Company issued 120,150 stock options to certain of its employees.

As described in Note 13, the Company acquired the assets of Next Sierra in January 2007.

In February 2007, the Company issued 54,258 restricted stock units to officers and other employees in lieu of annual cash bonuses, which give such employees the right to the same number of tradable shares of the Company’s common stock in January 2008. In February 2007, the Company issued 697,000 restricted stock units to officers and other employees as long term incentive awards, which give such employees the right to the same number of tradable shares of the Company’s common stock in 2009, provided that the employees remain employed by the Company until December 31, 2008.

17.	Quarterly Data (Unaudited)

	Quarter ended March 31, 2006	Quarter ended June 30, 2006	Quarter ended September 30, 2006	Quarter ended December 31, 2006
	(in thousands, except for per share amounts)
Operating revenues:	$1,035	$2,697	$925	$3,279
Gross profit	660	2,405	407	1,430
Loss from operations	(6,799)	(4,805)	(8,326)	(5,676)
Net loss	(7,633)	(4,972)	(9,637)	(5,291)

Net loss per common share, basis and diluted	$(0.36)	$(0.23)	$(0.45)	$(0.25)

Weighted average number of common shares outstanding	21,483	21,483	21,483	21,496

	Quarter ended March 31, 2005	Quarter ended June 30, 2005	Quarter ended September 30, 2005	Quarter ended December 31, 2005
	(in thousands, except for per share amounts)
Operating revenues	$1,561	$2,671	$6,565	$7,296
Gross profit	1,085	2,011	2,892	2,380
Loss from operations	(7,315)	(6,926)	(7,432)	(5,094)
Net (loss)/profit	(8,669)	(6,709)	(8,591)	10,154

Net (loss)/profit per common share, basic and diluted	$(0.44)	$(0.34)	$(0.44)	$0.51

Weighted average number of common shares outstanding	19,485	19,485	19,485	19,713