Form 10-Q
period 2007-03-31
Cambridge Display Technology, Inc.
filed 2007-05-15
CIK 1297968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, was 21,630,703 as of April 30, 2007.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

CAUTIONARY STATEMENT

CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains some "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q also contains information relating to us that is based on the beliefs of our management, as well as assumptions made by, and the information currently available to, our management. Among other things, these statements include, but are not limited to, the statements in this Quarterly Report on Form 10-Q regarding:

•

the outcomes of our ongoing and future research and development activities, and those of our licensees, related to our polymer organic light emitting diode, or P-OLED, Total Matrix Addressing, or TMA, and related technologies referred to below ;

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

In addition, when used in this Quarterly Report on Form 10-Q the words "estimate", "project", "believe", "expect", "intend", “anticipate”, “seek”, “will”, “may” and "plan" and similar expressions involving potential future developments are intended to identify forward-looking statements. All of these forward-looking statements reflect our current views with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by the statements, including those risks discussed in this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share information)

	March 31, 2007 (unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$16,696	$12,015
Marketable securities	—	7,252
Inventory	—	30
Accounts receivable, net	90	187
Taxes receivable	1,439	1,861
Prepaid expenses and other current assets	2,486	1,680

Total current assets	20,711	23,025

Property, equipment and leasehold improvements, net	8,449	9,579
Investments in affiliates	2,528	3,951
Marketable securities	393	298
Goodwill	65,612	65,612
Other intangible assets, net	1,339	1,484
Other non-current assets	4	20

Total assets	$99,036	$103,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,761	$6,597
Deferred revenue	5,934	5,143
Due to affiliate	20	95
Other current liabilities	—	2,109

Total current liabilities	11,715	13,944

Deferred revenue, non-current	3,293	193

Other liabilities	543	596

Commitments and contingencies (Note 6)	—	—

Common shareholders’ equity:
Preferred stock, voting $0.01 par value, 46,667 authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized
21,903,549 issued and 21,630,703 outstanding	216	216
Additional paid-in capital	286,391	284,531
Accumulated other comprehensive loss	(171)	(271)
Accumulated deficit	(202,951)	(195,240)

Total common shareholders’ equity	83,485	89,236

Total liabilities and shareholders’ equity	$99,036	$103,969

See accompanying notes.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2007	2006
Operating revenues:
License fees and royalties	$1,103	$79
Technology services and development	970	698
Equipment and supplies	927	258

Total operating revenues	3,000	1,035
Cost of sales:
License fees and royalties	11	1
Technology services and development	673	216
Equipment and supplies	631	158

Total cost of sales	1,315	375

Gross profit	1,685	660

Operating expenses:
Research and development expenses	3,735	3,095
Selling, general and administrative expenses	4,356	3,969
Amortization of intangibles acquired	145	395

Total operating expenses	8,236	7,459

Loss from operations	(6,551)	(6,799)
Other income/(expense):
Equity in loss of affiliates	(1,316)	(1,415)
Foreign currency transaction loss	(7)	(213)
Other income	1	253
Interest income	167	257

Total other expense	(1,155)	(1,118)

Loss before benefit for income taxes	(7,706)	(7,917)
Expense / (Benefit) for income taxes	5	(284)

Net loss	$(7,711)	$(7,633)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.36)	$(0.36)

Weighted average number of common shares outstanding, basic and diluted	21,630	21,483

See accompanying notes.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2007	2006
Operating activities
Net loss	$(7,711)	$(7,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	1,364	1,342
Loss on sale of property, equipment and leasehold improvements	(1)	—
Effect of exchange rate changes on cash and cash equivalents	(21)	42
Amortization of other intangible assets	145	395
Stock compensation expense	1,506	933
Stock consideration costs on asset acquisition	316	—
Equity in loss of affiliates	1,316	1,415
Changes in operating assets and liabilities:
Accounts and tax receivable	519	1,169
Inventory	30	(29)
Prepaid expenses and other current assets	(790)	(115)
Accounts and tax payable and accrued expenses	(836)	(2,045)
Due to affiliates	(75)	52
Deferred revenue	3,891	543
Other current and non-current liabilities	(2,162)	2

Net cash used in operating activities	(2,509)	(3,929)
Investing activities
Acquisition of property, equipment and leasehold improvements	(195)	(141)
Recharge to / (Investment in) affiliates	112	(1,596)
Disposal of / (Investment in) marketable securities	7,252	(1,735)

Net cash generated by / (used in) investing activities	7,169	(3,472)

Effect of exchange rate changes on cash and cash equivalents	21	(42)
Net increase / (decrease) in cash	4,681	(7,443)
Cash and cash equivalents - beginning of period	12,015	31,263

Cash and cash equivalents - end of period	$16,696	$23,820

See accompanying notes.

Cambridge Display Technology, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, or our 2006 Form 10-K.

The Company's consolidated financial statements have been presented on the basis that it is a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception, its revenues have declined in recent periods and it has commitments to fund the activities of Sumation, its joint venture with Sumitomo Chemical.

Based on the Company’s current existing cash balances, contracted revenues and projected cash flows during 2007, management believes that it will be able to address its funding requirements into 2008. Further, management recognizes that, in order to continue as a going concern, it will need to seek and is seeking additional funding, which may include new revenue opportunities as well as the issuance of new equity or debt securities. Although there can be no assurances, if successful in achieving these measures, management believes it will be able to address its business plan into 2009.

2. Other Comprehensive Loss

	Three months ended March 31,
	2007	2006
	(in thousands)
Net Loss	$(7,711)	$(7,633)
Other comprehensive loss:
Unrealized gains / (losses) on marketable securities	95	(82)
Foreign currency translation adjustments	5	31

Other comprehensive gain / (loss):	100	(51)

Comprehensive loss	$(7,611)	$(7,684)

3. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. The Company adopted FIN 48 effective January 1, 2007 and the impact and method of adoption is described in Note 4 below.

4. Income Taxes

Income taxes are a benefit for the three months ended March 31, 2007 and 2006 reflecting tax credits to be received for research and development costs from the United Kingdom government, net of Delaware franchise tax payments.

The “Taxes receivable” balance of $1.4 million at March 31, 2007 includes $1.2 million of income tax refunds due for the year ended December 31, 2006 and $0.1 million for the three months ended March 31, 2007. The balance represents anticipated United Kingdom value added tax recoveries.

As a result of the implementation of FIN 48, no liability for unrecognized tax benefits was recognized. Although no interest and penalties have been recognized, the Company, upon adoption of FIN 48, has elected a policy to classify any future interest and penalties as a component of tax expense.

The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company’s UK subsidiary tax returns for the year ended December 31, 2005, based upon which the Company received tax refunds of $2.1 million, are still subject to examination by the UK tax authorities. Periods prior to this are closed, unless the authorities become aware of fraud or negligence. The tax returns for the year ended December 31, 2006, based upon which the Company expects to receive tax refunds of $1.2 million, are still to be submitted to the UK tax authorities.

The statute of limitations for the Company’s US tax returns for the years ended December 31, 2003, 2004 and 2005 are still open. The tax return for the year ended December 31, 2006 has not yet been submitted to the US tax authorities.

5. Stock-Based Compensation

A summary of stock-based compensation costs for the three months ended March 31, 2007 and 2006 is included below:

	Compensation Expense for three months ended March 31, 2007	Compensation Expense for three months ended March 31, 2006
	(in thousands)
Stock Options
CDT Acquisition Corp. Stock Incentive Plan	$4	$21
2004 Stock Incentive Plan	120	164

Total Compensation Expense for Stock Options	$124	$185

Restricted Stock Units
Special Bonus Plan	824	748
2004 Stock Incentive Plan	558	—

Total Compensation Expense for Restricted Stock Units	$1,382	$748

Total Stock-Based Compensation Expense	$1,506	$933

Employee Stock Options

The Company granted 120,150 options in the three months ended March 31, 2007, and the fair value of these options was $3.47 each.

The Company recognized $0.1 million of compensation expense in relation to stock options in the three months ended March 31, 2007. The Company will recognize $0.4 million of compensation expense in the remaining nine months of 2007, $0.4 million in 2008 and $0.2 million in 2009 with respect to stock options which were granted prior to March 31, 2007 but were not fully vested on that date, assuming that all such options do vest. Lower expense will be recorded to the extent that such options are cancelled prior to becoming fully vested and higher expenses will be recorded to the extent that the Company issues further stock options.

Restricted Stock Units

In the three months ended March 31, 2007, the Company issued 717,000 restricted stock units awards under its 2004 Stock Incentive Plan to officers and employees. These awards represent a right to receive, in the aggregate, 717,000 shares of the Company’s common stock. These awards will vest entirely on December 31, 2008.

The expense recognized in the three months ended March 31, 2007 for these awards was $0.3 million.

In the three months ended March 31, 2007, the Company issued a further 54,258 restricted stock units under its 2004 Stock Incentive Plan to officers and employees. These awards were issued in settlement of liabilities for annual bonuses which had been accrued in 2006. These awards vested immediately. The stock compensation expense recognized for these awards was $0.3 million.

6. Commitments and Contingencies

Commitments

In December 2006, the Company entered into an Asset Purchase Agreement with Next Sierra, Inc. and certain of its shareholders named therein, pursuant to which the Company agreed to purchase, in January 2007, substantially all of the assets of Next Sierra, a Mountain View, California-based hardware developer that specializes in designing light-emitting diode display driver chips. The primary rationale for the transaction was to acquire a team of chip developers. All the members of this team are now employees of the Company. The Company accepted assignments of a building lease and certain software license contracts in conjunction with this transaction but did not assume responsibility for any other significant liabilities of Next Sierra. The aggregate consideration payable by the Company is 285,510 shares of the Company’s common stock, payable in three installments. The first installment of 28,551 shares was issued on January 3, 2007 and the Company is required to deliver the second (30% of the aggregate consideration) and third (60% of the aggregate consideration) installments upon the completion of certain technical milestones as provided in the Asset Purchase Agreement.

The first installment of stock was valued at the average daily closing price of the Company’s common stock for the five trading days period ended on the second business day prior to January 3, 2007, the day on which this transaction closed. Less than $0.1 million was allocated to fixed assets based on the fair value of those assets on the closing date of the transaction, the remaining $0.1 million was charged to research and development expense. The Company will charge the value of the second and third installments to research and development expense over the period during which the corresponding technical milestones are expected to be achieved. The amount charged to research and development expense in respect of the second installment in the first quarter of 2007 was $0.2 million.

Contingencies

In January 2005, Sunnyside Development Company LLC ("Sunnyside") served a complaint against one of the subsidiaries of Cambridge Display Technology, Inc. (“CDT Inc.”), Opsys Limited, and a company named by Sunnyside as CDT Limited, in the Superior Court for the County of Alameda, State of California, alleging claims for breach of contract and fraud arising out of an alleged property lease agreement between Opsys Limited and Sunnyside. In February 2005, the case was removed to the United States District Court for the Northern District of California, as Sunnyside Development Company LLC v. Opsys Limited, a United Kingdom Company. All claims against Cambridge Display Technology Limited and the claim for fraud against Opsys Limited have been dismissed.

CDT Inc. was never a party to the lease. In October 2002, Opsys Limited and Sunnyside executed an Assignment of Lease and Consent of Lessor (the "Assignment"), which included a release of Opsys Limited from its obligations under the lease by Sunnyside. Sunnyside contends that the Assignment and release never became effective or were voided. Opsys Limited believed that the Assignment effectively released it from liability under the lease, and therefore believed that the claim had no merit. In March 2007 a jury verdict was delivered in favor of Sunnyside with damages of $4.9 million. Sunnyside is attempting to collect the judgment that it seeks to have entered against Opsys Limited on the jury verdict, plus its legal costs of approximately $1.0 million, from CDT Inc. under a successor liability theory. The Company believes that Sunnyside’s successor liability claim against CDT Inc. will not succeed.

On the basis of facts presently known, the Company is not involved in any other legal proceedings which could have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

7. Subsequent Events

In April 2007, the Company invested $4.9 million to maintain its 50% equity stake in its joint venture, Sumation. In April 2007, Sumation paid $4.8 million to the Company in reimbursement of research and development incurred on projects for Sumation and $1.0 million to the Company in license fees.

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

While we have made significant progress over the past few years in advancing our P-OLED technology into a number of display licenses, we have incurred significant losses and will continue to do so unless our P-OLED technology becomes more widely adopted and commercialized by flat panel display manufacturers. As of March 31, 2007, we had an accumulated deficit of $203 million in large part due to the research and development expenditures we have incurred. Our total research and development expenditures since 1999 exceed $105 million.

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

In order to accommodate our many current and potential Asian licensees and partners, we maintain representative offices in Japan and Taiwan. One of our senior executives is based in Japan, and one is based in Taiwan. Other senior executives, including our Chief Executive Officer, travel frequently from our corporate offices to Asia and other destinations in order to develop our relationships with both existing and potential new licensees.

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

•

the further development of other technologies required for P-OLED displays, in particular active matrix thin-film transistor (TFT) display drivers and passive matrix display drivers based on our TMA technology; and

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

The commercial exploitation of P-OLED technology is not limited to display applications. In March 2006, Seiko Epson Corporation announced that they had succeeded in creating a print head that uses OLED as a high brightness light source. We believe that this opens the way for utilization of P-OLED as a new technology for printers and will potentially lead to the manufacture of color printers that are smaller and have higher resolution and faster printing speeds.

In November 2006, we announced the development of a new passive matrix driver, Total Matrix Addressing ™, or TMATM. Prior to TMA, large OLED displays have only been feasible by using active matrix (AM) technology incorporating an expensive thin-film transistor (TFT) layer. Passive matrix (PM) displays, which are driven by cheaper external chips, have been restricted to smaller screen sizes. TMA is a technology which potentially can be incorporated into driver chips to bring active matrix capabilities to passive matrix displays. TMA reduces power consumption and enhances panel lifetime for a given pixel count in passive matrix displays. Measurements on small passive matrix displays that incorporated the TMA solution demonstrated at least a 50% reduction in power consumption or exhibited double the display luminescence at the same power consumption. The TMA driving system can be applied to both P-OLED and small molecule OLED, or SMOLED, technology passive matrix displays. Industry response has been very positive to this new technology and in January 2007, we acquired the assets of Next Sierra, an OLED display design chip house to help accelerate our development of this technology, which we believe has strong commercial potential.

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

•

we have and will continue to invest significant resources in research and development in order to develop and effectively demonstrate our technology so that it can be commercialized in a growing number of applications, which is indicated by our total research and development expenditures in the first quarter of 2007 of $ 3.7 million;

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

Results of Operations

Comparison of Three Months Ended March 31, 2007 and March 31, 2006

Operating revenues (in thousands, except percentages)	Three months ended March 31, 2007	Three months ended March 31, 2006	% Increase / (Decrease)
License fees and royalties	$1,103	$79	1296%
Technology services and development	970	698	39%
Equipment and supplies	927	258	259%

Total operating revenues	$3,000	$1,035	190%

License fees and royalties revenues increased by $1.0 million, or 1,296% from $0.1 million in the first quarter of 2006 as compared to $1.1 million in the first quarter of 2007. This increase is due to recognition in the first quarter of 2007 of revenue from one license agreement which was signed in September 2006. License revenue will be recognized ratably over the period in which we have obligations to the licensee, which will be approximately three years. The amount recognized in the first quarter of 2007 was $1.0 million.

Royalties revenues were unchanged, being $0.1 million in the first quarter of 2007 from four licensees and $0.1 million in the first quarter of 2006 from five licensees.

Technology services and development revenues increased by $0.3 million, or 39%, from $0.7 million in the first quarter of 2006 to $1.0 million in the first quarter of 2007. This is due to the recognition of $0.9 million of revenue in the first quarter of 2007 from a development contract which was signed in September 2006. In the first quarter of 2006, revenues came from a number of smaller contracts. Technology services and development revenues were received from two customers during the first quarter of 2007 compared with seven customers during the first quarter of 2006.

Equipment and supplies revenues increased by $0.6 million, or 259%, from $0.3 million for the first quarter of 2006 to $0.9 million in the first quarter of 2007. The increase was due to revenue generated from the sale of an ink jet printer in the first quarter of 2007. No such high value printer sales were made in the first quarter of 2006, where the revenue received was from sales of polymer inks.

Matsushita Electric Industrial Co., Ltd. accounts for in excess of 10% of revenue in the first quarter of 2007. Toshiba Matsushita Displays, Toppan Printing and OTB NV each accounted for in excess of 10% of our revenues for the first quarter of 2006.

Cost of sales (in thousands, except percentages)	Three months ended March 31, 2007	% of Revenues *	Three months ended March 31, 2006	% of Revenues *
License fees and royalties	$11	1%	$1	1%
Technology services and development	673	69%	216	31%
Equipment and supplies	631	68%	158	61%

Total cost of sales	$1,315	44%	$375	36%

Gross profit	$1,685	56%	$660	64%

*	the percentages shown in these columns represent each Cost of sales figure divided by the corresponding Revenue figure from the Operating Revenues table above

Cost of sales related to License fees and royalties was 1% of related sales for the first quarters of both 2007 and 2006. This comprises payments made to third parties from whom we have acquired intellectual property. We expect that cost of sales for License fees and royalties will average between 1% and 2% of related sales in the future.

Cost of sales related to Technology services and development increased from 31% of related sales for the first quarter of 2006 to 69% for the first quarter of 2007. We believe that the increased complexity of Technology services and development contracts and market pressure on pricing will result in this higher cost of sales percentage continuing in future periods. A portion of this higher cost of sales cost is due to our existing research and development team devoting a higher proportion of their effort in supporting revenue-generating projects than had been the case in prior periods. We seek to ensure that the nature of these projects is such that the objectives of these commercial projects are aligned with and complementary to our internal research and development priorities.

Cost of sales related to Equipment and supplies revenues increased from 61% of related sales for the first quarter of 2006 to 68% for the first quarter of 2007. Margins on equipment and supplies will continue to vary from quarter to quarter due to differing margins on different products but we believe that the margins reported for the first quarter of 2007 will be representative of future periods.

Gross profit increased by $1.0 million from $0.7 million in the first quarter of 2006 to $1.7 million in the first quarter of 2007 due to higher revenues. The aggregate margin percentage was lower for the first quarter of 2007 because of the lower margin in Technology services and development and Equipment and supplies.

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

Operating expenses (in thousands, except percentages)	Three months ended March 31, 2007	Three months ended March 31, 2006	% Increase / (Decrease)
Research and development expenses	$3,735	$3,095	21%
Selling, general and administrative expenses	4,356	3,969	10%
Amortization of intangibles acquired	145	395	(63%)

Total operating expenses	$8,236	$7,459	10%

Our research and development expenses increased by $0.6 million from $3.1 million in the first quarter of 2006 to $3.7 million in the first quarter of 2007 because of:

•

a decrease of $0.2 million due to an increase in costs being reimbursed by Sumation, our 50%-owned joint venture with Sumitomo Chemical, which level of reimbursement we anticipate is likely to continue in future periods;

•	an increase of $0.1 million in stock compensation expense due to the issuing of stock options and restricted stock units during the first quarter of 2007;

•	a decrease of $0.1 million due to increased grant income being earned in the first quarter of 2007, which we anticipate will increase in future periods.

•	an increase of $0.5 million due to the costs incurred in the development of our TMA technology;

•	an increase of $0.3 million due to research and development costs recognized in first quarter of 2007 on the purchase of the assets of Next Sierra;

•	an increase of $0.3 million due to higher expenditure on research programs, including higher facilities costs; and

•

a decrease of $0.3 million due to more of the cost of the research and development function being charged to revenue-generating projects and correspondingly less being charged to Research and development expense, which decrease was due to $0.5 million being spent in the first quarter of 2007 compared with $0.2 million in the first quarter of 2006 on activities which were similar in nature to research and development but which directly supported revenue-generating projects and were not therefore classified as Research and development expenses.

Research and development expenses will continue to vary from quarter to quarter due to the specific requirements of the projects being carried out in any quarter.

Our selling, general and administrative expenses increased by $0.4 million from $4.0 million for the first quarter of 2006 to $4.4 million for the first quarter of 2007 because of:

•

an increase of $0.1 million in stock compensation expense due to the issuing of stock options and restricted stock units during the first quarter of 2007 and costs related to the modifications of restricted stock unit awards granted to two of our executives;

•

a decrease of $0.1 million due to an increase in costs being reimbursed by Sumation, our 50%-owned joint venture with Sumitomo Chemical, which level of reimbursement is likely to continue in future periods;

•	an increase of $0.9 million due to increased litigation expenses; and

•	a decrease of $0.5 million due to reductions in other administrative costs including staff relocation, insurance and other staff costs.

Amortization of intangibles acquired decreased by $0.3 million from $0.4 million for the first quarter of 2006 to $0.1 million for the first quarter of 2007. This is because certain intangible assets became fully amortized in October 2006. The quarterly amortization charge of $0.1 million for the first quarter of 2007 is expected to continue until 2009, unless we acquire further intangible assets.

Other expense (in thousands)	Three months ended March 31, 2007	Three months ended March 31, 2006
Equity in loss of affiliates	$(1,316)	$(1,415)
Foreign currency transaction loss	(7)	(213)
Other income	1	253
Interest income	167	257

Total Other expense	$(1,155)	$(1,118)

Equity in loss of affiliates: Equity in loss of affiliates for both the first quarter of 2007 and 2006 included 50% of the losses of Sumation. We expect to continue reporting losses for Sumation in future periods.

Foreign currency transaction loss: The loss of $0.2 million in the first quarter of 2006 was primarily due to losses realized on the execution of forward foreign exchange contracts. We no longer execute forward foreign exchange contracts.

Other income: The gain of $0.3 million in the first quarter of 2006 relates to the reversal of unrealized losses on forward foreign exchange contracts which had been reported in prior periods.

Interest income: Interest income decreased by $0.1 million from $0.3 million in the first quarter of 2006 to $0.2 million in the first quarter of 2007 due to lower average cash balances.

Our benefit for income taxes fell from $0.3 million in the first quarter of 2006 to zero in the first quarter of 2007. A benefit is shown because we surrender tax losses which related to certain research and development expenditures to the U.K. tax authorities in return for a cash payment. The amount of benefit we can accrue is reduced to the extent that such expenses support revenue-generating contracts and this amount is lower in the first quarter of 2007 because of the increased amount of research being funded by third parties and thus not qualifying for tax relief. The tax credit calculated for the first quarter of 2007 was offset by Delaware franchise taxes and Japanese withholding tax incurred on license income.

Our net loss increased by $0.1 million from $7.6 million in the first quarter of 2006 to $7.7 million in the first quarter of 2007 because higher Gross profit was more than offset by higher Operating expense, as described above.

Liquidity and Capital Resources

Net cash used in operations decreased by $1.4 million from $3.9 million in the first quarter of 2006 to $2.5 million in the first quarter of 2007 due to:

•	a decrease of $3.9 due to an increase of receipts from customers from $3.1 million in the first quarter of 2006 to $7.0 million in the first quarter of 2007;

•	an increase of $0.6 million due to increased expenses related to commercial projects;

•	an increase of $0.7 million due to increased cash operating expenses;

•	an increase of $0.1 million due to a decrease in interest income;

•	an increase of $2.0 million due to no research reimbursement being received from Sumation in first quarter of 2007; and

•	a decrease of $0.9 million due to changes in working capital.

We invested $4.9 million of capital in Sumation in April 2007. We expect to provide additional funding in future periods. The amount of funding required by Sumation will be dependent on the extent to which Sumation is able to fund its activities from sales of P-OLED materials. Sumation funds some of our research and development activities and we expect to receive more in reimbursements from Sumation than we will invest in the funding of Sumation.

In 2007, we redeemed $7.3 million in certificates of deposit and floating rate notes with maturities of more than 90 days but less than one year.

We expect, based on our internal forecast and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, additional equity investments, the progress of our research and development efforts and revenues, including stage payments due to us pursuant to our contractual arrangements with Matsushita Electric Industrial) that we have sufficient cash to meet our obligations for at least the next 12 months.

Critical Accounting Policies

General

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of these statements requires us to make certain estimates and judgments that affect the statement of operations, balance sheet, cash flow or disclosures relating to contingent assets or liabilities. Our actual results might, under different assumptions and conditions, differ from our estimates. Significant estimates include the valuation of our IP, lives of our long-lived assets and estimates related to the delivery of know-how and services under technology services contracts. The following is an update of the discussion of our critical accounting policies set forth in our 2006 Form 10-K. For a complete discussion of our most critical accounting policies, as well as the estimates and judgments involved, refer to “Critical Accounting Policies and Significant Developments and Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2006 Form 10-K.

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

The majority of our current expenditures are incurred in British pounds in order to fund our operations in the United Kingdom. If the U. S. dollar depreciates versus the British pound, additional U.S. dollars will be required to fund our operations in the United Kingdom. For example, a change in the rate at which we exchange U.S. dollars to British pounds from 1.9 to 2.0 would, at the current rate of expenditure, cost us approximately an additional $1 million per year.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In January 2005, Sunnyside served a complaint against one of CDT Inc.’s subsidiaries, Opsys Limited, and a company named by Sunnyside as CDT Limited, in the Superior Court for the County of Alameda, State of California, alleging claims for breach of contract and fraud arising out of an alleged property lease agreement between Opsys Limited and Sunnyside. In February 2005, the case was removed to the United States District Court for the Northern District of California, as Sunnyside Development Company LLC v. Opsys Limited, a United Kingdom Company. All claims against CDT Limited and the claim for fraud against Opsys Limited have been dismissed.

CDT Inc. was never a party to the lease. In October 2002, Opsys Limited and Sunnyside executed an Assignment of Lease and Consent of Lessor (the "Assignment"), which included a release of Opsys Limited from its obligations under the lease by Sunnyside. Sunnyside contends that the Assignment and release never became effective or were voided. Opsys Limited believed that the Assignment effectively released it from liability under the lease, and therefore believed that the claim had no merit. In March 2007 a jury verdict was delivered in favor of Sunnyside with damages of $4.9 million. Sunnyside is attempting to collect the judgment that it seeks to have entered against Opsys Limited on the jury verdict, plus its legal costs of approximately $1.0 million, from CDT Inc. under a successor liability theory. We believe that Sunnyside’s successor liability claim against CDT Inc. will not succeed

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information included in this Quarterly Report on Form 10-Q and our 2006 Form 10-K before making an investment decision. If any of the following risks or uncertainties actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expected in those forward-looking statements as a result of certain factors, including the risks and uncertainties faced by us described below and elsewhere in this Quarterly Report on Form 10-Q and our 2006 Form 10-K.

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

We license our P-OLED and related technologies to P-OLED materials manufacturers and display manufacturers, which then incorporate our technologies into the materials and products they sell. Even if we and our display manufacturer licensees develop commercially viable applications for our technologies, we may never recover our research and development expenses. We have had significant net losses in previous periods and expect to report net losses in future periods, and as of March 31, 2007, we had an accumulated deficit of $203 million. We cannot predict what impact continued net losses might have on our ability to finance our operations in the future or on the market value of our common stock.

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

In the short term, a major market for our TMA technology will be Kodak’s SMOLED technology, which may not be successful.

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

Research and development of commercially viable applications for our P-OLED technology depends substantially on the success of work relating to P-OLED materials, including resolution of issues relating to materials lifetimes and efficiencies at the brightness levels required for large panel applications. We cannot be certain that we or our materials supplier licensees will make sufficient additional advances in the research and development of P-OLED materials to satisfy these requirements. Moreover, if our materials supplier licensees are unable to meet the requirements of our display manufacturer licensees, or if they exit the P- OLED materials supply business or otherwise terminate or elect not to renew their relationships with us and no viable successor can be found, our business strategy may fail.

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

If we do not receive additional financing in the future, we might not be able to continue the research, development and commercialization of our P-OLED, TMA and related technologies.

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

We have been and may continue to be the subject of complaints or litigation in connection with disputes unrelated to patent or other IP rights described above. We are currently the subject of litigation with Sunnyside as described under “Legal Proceedings” in Item 1 of Part II above. There is considerable risk associated with any litigation, particularly litigation such as this action, which has been the subject of a jury verdict and the ultimate outcome of which will be affected by a number of factors beyond our control. As is also the case with other complaints or litigation to which we may become subject, we may incur significant legal costs in continuing to defend or settling the action with Sunnyside, and if a court finds against us, we could be liable for substantial financial damages or suffer other losses that are the subject of dispute. Such complaints and litigation are also often complex and protracted and disrupt our business operations by diverting the attention and energies of management and key technical personnel. As a result, the pendency or adverse outcome of such complaints and litigation could require the incurrence of substantial costs, subject us to significant liabilities and otherwise disrupt our business operations, each of which could severely harm our business.

We review any outstanding claims against us with internal and, if deemed appropriate, external legal counsel to assess the probability and estimates of loss. We reassess the risk of loss as new information becomes available and we adjust liabilities, if any, as appropriate. The actual cost of resolving any claims may be substantially different from the amounts of liability recorded. We have not recorded any liability with respect to the action by Sunnyside referred to above.

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

Our performance is substantially dependent on the continued services of senior management, particularly our Chief Executive Officer who has been principally responsible for establishing and maintaining many of our most important commercial relationships, and our Chief Technology Officer, who was one of the inventors of our fundamental P-OLED technology and helps direct our technology development program, and on our ability to offer competitive salaries and benefits to our employees. Also, our Chief Executive Officer’s current employment agreement with us expires in December 2008. We do not carry key person life insurance on any of our senior management or other key personnel. If we lose the services of key senior management personnel, we may not be able to find suitable replacements in a timely manner or at all, which would seriously harm our business. Additionally, competition for highly skilled technical, managerial and other personnel is intense. We might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees that we might need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail. We currently have fewer than 140 employees, and we may encounter increasing difficulty in attracting enough qualified personnel as our operations expand and the demand for their services increases. This difficulty could impede the attainment of our research and development objectives and cause our business strategy to fail.

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

Sales of substantial amounts of our common stock, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities. As of March 31, 2007, there were 21,630,703 shares of our common stock outstanding. In addition, we may in the future issue additional shares of our common stock that might be or become freely transferable, including shares that may be issued under additional registration statements that we may file, such as our shelf registration statement described below, upon the exercise of warrants or options or pursuant to our special bonus or other plans.

Shares freely transferable without restriction or further registration under the Securities Act of 1933 pursuant to Rule 144 or otherwise *	12,853,353	59.4%
Shares held by executive officers *	119,517	0.6%
Shares held by Kelso and eligible for sale under Rule 144 *	8,657,833	40.0%

Total shares outstanding at March 31, 2007	21,630,703	100.0%

Shares issuable pursuant to outstanding warrants	659,464
Shares issuable pursuant to outstanding stock options	696,386
Shares issuable pursuant to awards under our special bonus plan	999,705
Shares issuable pursuant to other restricted stock unit awards	771,258
Shares issuable pursuant to other contractual arrangements	256,959
Shares reserved for future grants under stock incentive plans	123,659

*	stock held by affiliates is subject to volume, manner of sale, holding period and other limitations of Rule 144

We have registered 6.5 million shares of our common stock with the SEC under a "shelf" registration statement on Form S-3, which covers 3.9 million shares that may be issued and sold by us and 2.6 million outstanding shares that may be sold by certain selling stockholders, including Kelso. We have entered into a contract with Next Sierra, pursuant to which we are required to file a registration statement with the SEC for 28,551 shares of our common stock which were issued to Next Sierra in January 2007 and 256,959 shares which may be issued to them in future.

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

Item 6.	Exhibits

Exhibit Number	Description of Document

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	(1) Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	(1) Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the material contained in Exhibits 32.1 and 32.2 is “furnished” and not deemed “filed” with the SEC. and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Dated: May 14, 2007	By:	/s/ DAVID FYFE
DAVID FYFE
Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2007	By:	/s/ MICHAEL BLACK
MICHAEL BLACK
Chief Financial Officer (Principal Financial Officer)