Form 10-Q
period 2007-06-30
Cambridge Display Technology, Inc.
filed 2007-08-14
CIK 1297968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, was 21,631,703 as of August 14, 2007.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

CAUTIONARY STATEMENT

CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q also contains information relating to us that is based on the beliefs of our management, as well as assumptions made by, and the information currently available to, our management. Among other things, these statements include, but are not limited to, the statements in this Quarterly Report on Form 10-Q regarding:

•	the outcomes of our ongoing and future research and development activities, and those of our licensees, related to our polymer organic light emitting diode, or P-OLED, technology referred to below;

•	the potential commercial applications of our P-OLED technology, and of OLED products in general;

•	our ability to form and continue joint ventures and other strategic relationships with manufacturers of P-OLED materials and displays;

•	successful commercialization of products including our P-OLED technology by our licensees;

•	the willingness of these manufacturers and licensees to continue to develop, manufacture and sell commercial products integrating our technology;

•	future demand for products using our P-OLED technology;

•	the comparative advantages and disadvantages of our technology versus competing technologies currently on the market;

•	the nature and potential advantages of any competing technologies that may be developed in the future;

•	our ability to compete against third parties with resources greater than ours;

•	our ability to maintain and improve our competitive position following the expiration of our fundamental patents;

•	the adequacy of protection afforded to us by the patents that we own or license and the cost to us of enforcing that protection;

•	our ability to obtain, expand and maintain patent protection in the future and to protect our unpatentable intellectual property;

•	developments in and expenses associated with resolving matters currently in litigation;

•	the payments that we expect to receive in the future under our existing contracts and the terms that we are able to enter into with new licensees of our technology;

•	exposure of our international operations and those of our licensees to significant risks;

•	our future capital requirements and our ability to obtain additional financing when needed;

•	our future P-OLED technology licensing and other revenues and results of operations; and

•	the completion of the proposed merger with Sumitomo.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share information)

	June 30, 2007 (unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$21,294	$12,015
Marketable securities	—	7,252
Inventory	—	30
Accounts receivable, net	61	187
Taxes receivable	1,885	1,861
Prepaid expenses and other current assets	2,093	1,680

Total current assets	25,333	23,025
Property, equipment and leasehold improvements, net	7,872	9,579
Investments in affiliates	4,459	3,951
Marketable securities	486	298
Goodwill	65,612	65,612
Other intangible assets, net	1,194	1,484
Other non-current assets	4	20

Total assets.	$104,960	$103,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,061	$6,597
Deferred revenue	15,204	5,143
Due to affiliate	—	95
Other current liabilities	2,309	2,109

Total current liabilities	24,574	13,944

Deferred revenue, non-current	2,392	193
Other liabilities	543	596

Commitments and contingencies (Note 8)	—	—

Common shareholders’ equity:
Preferred stock, voting $0.01 par value, 46,667 authorized, None issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,903,549 issued and 21,630,703 outstanding	216	216
Additional paid-in capital	287,912	284,531
Deferred compensation	—	—
Accumulated other comprehensive loss	(283)	(271)
Accumulated deficit	(210,394)	(195,240)

Total common shareholders’ equity	77,451	89,236

Total liabilities and shareholders’ equity	$104,960	$103,969

See accompanying notes.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,
	2007	2006
Operating revenues:
License fees and royalties	$1,791	$2,002
Technology services and development	741	683
Equipment and supplies	143	12

Total operating revenues	2,675	2,697
Cost of sales:
License fees and royalties	16	11
Technology services and development	636	270
Equipment and supplies	89	11

Total cost of sales	741	292

Gross profit	1,934	2,405

Operating expenses:
Research and development expenses	3,550	3,210
Selling, general and administrative expenses	4,568	3,605
Amortization of intangibles acquired	145	395

Total operating expenses	8,263	7,210

Loss from operations	(6,329)	(4,805)
Other (expense) / income:
Equity in loss of affiliates	(1,667)	(1,599)
Foreign currency transaction gain	66	489
Other (expense) / income	(3)	357
Interest income	169	304

Total other expense	(1,435)	(449)

Loss before benefit for income taxes	(7,764)	(5,254)
Benefit for income taxes	(321)	(282)

Net loss	$(7,443)	$(4,972)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.34)	$(0.23)

Weighted average number of common shares outstanding, basic and diluted	21,630	21,483

See accompanying notes.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Six months ended June 30,
	2007	2006
Operating revenues:
License fees and royalties	$2,894	$2,081
Technology services and development	1,711	1,381
Equipment and supplies	1,070	270

Total operating revenues	5,675	3,732
Cost of sales:
License fees and royalties	27	12
Technology services and development	1,309	486
Equipment and supplies	720	169

Total cost of sales	2,056	667

Gross profit	3,619	3,065

Operating expenses:
Research and development expenses	7,285	6,305
Selling, general and administrative expenses	8,924	7,574
Amortization of intangibles acquired	290	790

Total operating expenses	16,499	14,669

Loss from operations	(12,880)	(11,604)
Other (expense)/income:
Equity in loss of affiliates	(2,983)	(3,014)
Foreign currency transaction gain	59	276
Other (expense)/income	(2)	610
Interest income	336	561

Total other expense	(2,590)	(1,567)

Loss before benefit for income taxes	(15,470)	(13,171)
Benefit for income taxes	(316)	(566)

Net loss	$(15,154)	$(12,605)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.70)	$(0.59)

Weighted average number of common shares outstanding, basic and diluted	21,630	21,483

See accompanying notes.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2007	2006
Operating activities
Net loss	$(15,154)	$(12,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	2,058	2,689
Loss on sale of property, equipment and leasehold improvements	(1)	(2)
Effect of exchange rate changes on cash and cash equivalents	(171)	(428)
Amortization of other intangible assets	290	790
Stock compensation expense	3,343	1,658
Equity in loss of affiliates	2,983	3,014
Changes in operating assets and liabilities:
Accounts and tax receivable	102	1,332
Inventories and demo machines	30	(92)
Prepaid expenses and other assets	(397)	249
Accounts and tax payable and accrued expenses	464	(1,767)
Due to affiliates	(95)	18
Deferred revenue	12,260	(246)
Other current and non-current liabilities	147	2,122

Net cash generated by / (used in) operating activities	5,859	(3,268)
Investing activities
Acquisition of property, equipment and leasehold improvements	(312)	(557)
Investment in affiliates	(3,691)	(4,886)
(Investment in) / sale of marketable securities	7,252	(1,874)

Net cash generating by / (used in) investing activities	3,249	(7,317)
Financing activities

Net cash generated by / (used in) financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	171	428
Net increase / (decrease) in cash	9,279	(10,157)
Cash and cash equivalents—beginning of period	12,015	31,263

Cash and cash equivalents—end of period	21,294	$21,106

See accompanying notes.

Cambridge Display Technology, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, or our 2006 Form 10-K.

The Company's consolidated financial statements have been presented on the basis that it is a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception, its revenues have declined in recent periods and it has commitments to fund the activities of Sumation, its joint venture with Sumitomo Chemical.

Based on the Company’s current existing cash balances, and because of the potential of a future merger with Sumitomo Chemical (see note 7), management believes it will be able to address its business plan into 2009 and beyond.

2.	Other Comprehensive Loss

	Six months ended June 30,
	2007	2006
	(in thousands)
Net Loss	$(15,154)	$(12,605)
Other comprehensive loss:
Unrealized gains/(losses) on marketable securities	178	(325)
Foreign currency translation adjustments	(190)	100

Other comprehensive loss:	(12)	(225)

Comprehensive loss	$(15,166)	$(12,830)

3.	Recent Accounting Pronouncements

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

Income taxes are a benefit for the six months ended June 30, 2007 and 2006 reflecting tax credits to be received for research and development costs from the United Kingdom government.

The “Taxes receivable” balance of $1.9 million at June 30, 2007 includes $1.2 million of income tax refunds due for the year ended December 31, 2006 and $0.6 million for the six months ended June 30, 2007. The balance represents anticipated United Kingdom value added tax recoveries.

As a result of the implementation of FIN 48, no liability for unrecognized tax benefits was recognized. Although no interest and penalties have been recognized, the Company, upon adoption of FIN 48, has elected a policy to classify any future interest and penalties as a component of tax expense.

The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

5.	Stock-Based Compensation

A summary of stock-based compensation costs for the six months ended June 30, 2007 and 2006 is included below:—

	Compensation Expense for six months ended June 30, 2007	Compensation Expense for six months ended June 30, 2006
	(in thousands)
Stock Options
CDT Acquisition Corp. Stock Incentive Plan	$9	$25
2004 Stock Incentive Plan	272	132

Total Compensation Expense for Stock Options	$281	$157

Restricted Stock Units
Special Bonus Plan	1,526	1,501
2004 Stock Incentive Plan	1,001	—

Total Compensation Expense for Restricted Stock Units	$2,527	$1,501

Total Stock-Based Compensation Expense	$2,808	$1,658

Employee Stock Options

The Company granted 5,000 options in the three months ended June 30, 2007, and the fair value of these options was $3.63 each.

The Company recognized $0.3 million of compensation expense in relation to stock options in the six months ended June 30, 2007. The Company will recognize $0.3 million of compensation expense in the remaining six months of 2007, $0.4 million in 2008 and $0.2 million in 2009 with respect to stock options which were granted prior to June 30, 2007 but were not fully vested on that date, assuming that all such options do vest. Lower expense will be recorded to the extent that such options are cancelled prior to becoming fully vested and higher expenses will be recorded to the extent that the Company issues further stock options.

Restricted Stock Units

In the three months ended June 30, 2007, the Company issued 18,000 restricted stock units awards under its 2004 Stock Incentive Plan to officers and employees. These awards represent a right to receive, in the aggregate, 18,000 shares of the Company’s common stock. These awards will vest entirely on December 31, 2008. However, if the proposed Merger with Sumitomo Chemical goes ahead, the awards will be cancelled in exchange for cash (see note 7).

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

The first installment of stock was valued at the average daily closing price of the Company’s common stock for the five trading days period ended on the second business day prior to January 3, 2007, the day on which this transaction closed. $0.04 million was allocated to fixed assets based on the fair value on the closing date of the transaction, the remainder ($0.1 million) was charged as research and development expense. The Company will charge the value of the second and third installments, valued at the quarter end closing price of the Company’s common stock, to research and development expense over the period during which the corresponding technical milestones are expected to be achieved. The amount charged to research and development expense in respect of the second installment in the second quarter of 2007 was $0.2 million and in the six months ended June 30, 2007 was $0.4 million.

In May 2007, the Company entered into an agreement with Cowen and Company LLC to act as exclusive financial advisor in connection with the proposed Merger with Sumitomo Chemical Co. Ltd (see note 7). In consideration of services performed, a total fee of approximately $3.8 million was agreed. This comprised a transaction fee of $3.4 million, a fairness opinion fee of $0.3 million and expenses up to $0.1 million. As at June 30, 2007 less than $0.1 million of these costs had been charged to the income statement.

Contingencies

In January 2005, Sunnyside Development Company LLC ("Sunnyside") served a complaint against Opsys Limited, one of the subsidiaries of Cambridge Display Technology, Inc. (“CDT Inc.”), and a company named by Sunnyside as CDT Limited, in the Superior Court for the County of Alameda, State of California, alleging claims for breach of contract and fraud arising out of an alleged property lease agreement between Opsys Limited and Sunnyside. In February 2005, the case was removed to the United States District Court for the Northern District of California, as Sunnyside Development Company LLC v. Opsys Limited, a United Kingdom Company. All claims against Cambridge Display Technology Limited and the claim for fraud against Opsys Limited have been dismissed.

CDT Inc. was never a party to the lease. In October 2002, Opsys Limited and Sunnyside executed an Assignment of Lease and Consent of Lessor (the "Assignment"), which included a release of Opsys Limited from its obligations under the lease by Sunnyside. Sunnyside contends that the Assignment and release never became effective or were voided. Opsys Limited believed that the Assignment effectively released it from liability under the lease, and therefore believed that the claim had no merit. In March 2007 a jury verdict was delivered in favor of Sunnyside with damages of $4.9 million. In May 2007, judgment was entered against Opsys Limited on the jury verdict, which has been appealed. Additionally, reimbursement of legal costs of approximately $1.0 million has been claimed. Sunnyside has applied to the court to have CDT Inc. held liable for any judgment against Opsys Limited in relation to this matter under a successor liability theory. The Company believes that Sunnyside’s successor liability claim against CDT Inc. will not succeed.

On the basis of facts presently known, the Company is not involved in any other legal proceedings which could have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

7.	Subsequent Events

Merger Agreement

On July 31, 2007, the “Company”, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sumitomo Chemical Co., Ltd. (“Sumitomo”) and Rosy Future, Inc., a wholly owned subsidiary of Sumitomo (“Merger Sub”).

The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Sumitomo (the “Proposed Merger”). At the effective time and as a result of the consummation of the proposed Merger, the Company’s stockholders will receive $12.00 in cash (without interest) for each share of the Company’s issued and outstanding common stock. All of the options to purchase the Company’s common stock with an exercise price of less than $12.00 per share (whether or not vested) outstanding as of the effective time of the proposed Merger will be cancelled in exchange for a cash payment equal to the product of (1) the excess of $12.00 over the applicable option exercise price by (2) the number of shares subject to such option. All restricted stock units (whether or not vested) outstanding as of the effective time of the proposed Merger will be cancelled in exchange for a cash payment equal to the product of (1) $12.00 by (2) the number of shares subject to such restricted stock units. Any remaining options with exercise prices at or above $12.00 will be cancelled. For certain options and restricted stock units issued to United Kingdom employees of the Company, award holder consent will be required to cancel the options or restricted stock units.

The Company has made representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) to carry on its business in the ordinary course and in substantially the same manner as previously conducted during the interim period between the execution of the Merger Agreement and consummation of the proposed Merger, (ii) not to engage in certain types of transactions during such period absent Sumitomo’s prior written consent (not to be unreasonably withheld), (iii) to cause a special meeting of Company common stockholders to be held to consider approval of the proposed Merger and the other transactions contemplated by the Merger Agreement, (iv) subject to certain exceptions, for its board of directors to recommend adoption and approval by Company common stockholders of the Merger Agreement and the transactions contemplated thereby, (v) not to solicit proposals relating to alternative business combination transactions, and (vi) subject to certain exceptions, involving unsolicited superior acquisition proposals, not to enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions.

Consummation of the proposed Merger is subject to customary closing conditions, including (i) approval of the Merger Agreement and the proposed Merger by holders of a majority of the Company’s common stock, (ii) the absence of any material adverse effect on the Company and (iii) the election of statutory appraisal rights by holders of no more than 10% of the Company’s common stock. Consummation of the proposed Merger is not conditioned on the receipt of financing by Sumitomo.

The Merger Agreement contains certain termination rights for both Sumitomo and the Company and further provides that, upon termination in specified circumstances, the Company may be required to pay to Sumitomo certain fees, as follows. If (i) the Company terminates the Merger Agreement in order to enter into a definitive, binding agreement with a third party for a superior offer or (ii) Sumitomo terminates the Merger Agreement (A) because the Company’s board of directors changes, withdraws or otherwise modifies in a manner adverse to Sumitomo its recommendation in favour of the proposed Merger, or approves or recommends a competing acquisition proposal, or fails to reaffirm its recommendation in favour of the proposed Merger upon Sumitomo’s request, or (B) due to breach by the Company of its representations, warranties, covenants or agreements in the Merger Agreement, such that the closing conditions would not be satisfied, and such breach is incurable, or if curable is not cured within 30 days of written notice being given, and within one year of termination the Company enters into (or consummates) a change of control transaction, or (C) because the Company or its directors, officers, employees, representatives or agents breach the Company’s non-solicitation obligations and within one year of termination the Company enters into (or consummates) a change of control transaction, the Company is required to pay Sumitomo a termination fee of $11.3 million.

In addition, the Company has agreed to reimburse Sumitomo for $5 million of its out-of-pocket expenses (of which $1 million would be payable on termination and $4 million plus 5% interest would be payable no later than 15 months after termination) if the Merger Agreement is terminated by Sumitomo because (i) the Company breaches any of its representations, warranties, covenants or agreements, such that the closing conditions would not be satisfied, and such breach is incurable or, if curable, it is not cured within thirty days of written notice; or (ii) the Company’s non-solicitation obligations are breached by the Company or any of the Company’s officers, directors, employees, representatives or agents.

Finally, the Company has agreed to reimburse Sumitomo for specified expenses actually incurred (not to exceed $8 million) if (i) the Merger Agreement is terminated by the mutual agreement of Sumitomo and the Company and within one year of the termination the Company enters into (or consummates) a change of control transaction; (ii) the Merger Agreement is terminated by either Sumitomo or the Company because the proposed Merger fails to close by March 31, 2008 and within one year of the termination the Company enters into (or consummates) a change of control transaction; or (iii) the Merger Agreement is terminated by either Sumitomo or the Company because the Company’s stockholders vote against the transaction and within one year of the termination the Company enters into (or consummates) a change of control transaction.

The description of the Merger Agreement above does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed hereto as Exhibit 2.1 and incorporated herein by reference.

The representations and warranties of each party set forth in the Merger Agreement have been made solely for the benefit of the other party to the Merger Agreement, and such representations and warranties should not be relied upon by any other person. In addition, the Company’s representations and warranties are qualified by materiality standards that may differ from what may be viewed as material by investors and information in disclosures made by the Company to Sumitomo in connection with signing the Merger Agreement.

Support Agreements

Concurrently with entering into the Merger Agreement, certain of the Company’s stockholders, including Kelso & Company, its principal stockholder, and several management stockholders, entered into Support Agreements with Sumitomo and the Company, pursuant to which each of those stockholders severally agreed to vote all shares of the Company’s common stock beneficially owned in favour of the proposed Merger and against competing transactions. In the aggregate, these stockholders beneficially own approximately 43% of the Company’s outstanding common stock. Each of the Support Agreements terminates upon the earlier of (i) the effective date of the proposed Merger or (ii) termination of the Merger Agreement pursuant to its terms (including if the Company terminates the Merger Agreement to accept a superior acquisition proposal). The description of the Support Agreements does not purport to be complete and is qualified in its entirety by the form of Support Agreement, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2007.

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

While we have made significant progress over the past few years in advancing our P-OLED technology into a number of display licenses, we have incurred significant losses and will continue to do so unless our P-OLED technology becomes more widely adopted and commercialized by flat panel display manufacturers. As of June 30, 2007, we had an accumulated deficit of $210 million in large part due to the research and development expenditures we have incurred. Our total research and development expenditures since 1999 exceed $108 million.

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

In order to accommodate our many current and potential Asian licensees and partners, we maintain a representative office in Taiwan. One of our senior executives is based in Taiwan. Other senior executives, including our Chief Executive Officer, travel frequently from our corporate offices to Asia and other destinations in order to develop our relationships with both existing and potential new licensees.

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

•

we have and will continue to invest significant resources in research and development in order to develop and effectively demonstrate our technology so that it can be commercialized in a growing number of applications, which is indicated by our total research and development expenditures in the first six months of 2007 of $ 7.3 million;

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2007 and June 30, 2006

Operating Revenues (in thousands, except percentages)	Three months ended June 30, 2007	Three months ended June 30, 2006	% Increase / (Decrease)	Six months ended June 30, 2007	Six months ended June 30, 2006	% Increase / (Decrease)
License fees and royalties	$1,791	$2,002	(11%)	$2,894	$2,081	39%
Technology services and development	741	683	8%	1,711	1,381	24%
Equipment and supplies	143	12	1,092%	1,070	270	296%

Total operating revenues	$2,675	$2,697	(1%)	$5,675	$3,732	52%

License fees and royalties revenues decreased by $0.2 million, or 11%, from $2.0 million in the second quarter of 2006 to $1.8 million in the second quarter of 2007. This decrease was due to the fact that a license fee of $1.0 million was recognized in the second quarter of 2006 in relation to the licensing of intellectual property rights, and in the second quarter of 2007 recognition of revenue of $0.8 million came from one license agreement which was signed in September 2006. In this latter case, license revenue is being recognized ratably over the period in which we have obligations to the licensee, which will be approximately three years. The balance of License fees and royalties revenues in each quarter comprised royalties received from four licensees in the second quarter of 2007 and five licensees in the second quarter of 2006.

License fees and royalty revenues increased by $0.8 million, or 39%, from $2.1 million in the first six months of 2006 to $2.9 million in the first six months of 2007 . This is because in 2007, recognition of revenue of $1.9 million came from one license agreement which was signed in September 2006, whereas in the same period in 2006, only $1.0 million of revenue was recognized in relation to the licensing of intellectual property rights. Royalty revenues were received from four licensees in 2007 and six licensees in 2006.

Technology services and development revenues stayed constant at $0.7 million in the second quarter of 2007 and 2006. This is due to the recognition of $0.7 million of revenue in the second quarter of 2007 from a development contract which was signed in September 2006. In the second quarter of 2006, the same amount of revenue was generated from seven smaller contracts. Technology services and development revenues were received from two customers during the second quarter of 2007 and seven customers during the second quarters of 2006.

Technology services and development revenues increased by $0.3 million, or 24%, from $1.4 million in the first six months of 2006 to $1.7 million in the first six months of 2007. This is due to the recognition of $1.6 million of revenue in the first six months of 2007 from a development contract which was signed in September 2006. In the second quarter of 2006, a smaller amount of revenue was generated from eight smaller contracts. Technology services and development revenues were received from two customers during the first six months of 2007 and eight customers during the first six months of 2006.

Equipment and supplies revenue was $0.1 million in the second quarter of 2007 compared with less than $0.1 million in the second quarter of 2006. In both quarters, these revenues came from sales of polymer ink.

Equipment and supplies revenue was $1.1 million in the first six months of 2007 compared with $0.3 million in the first six months of 2006. The increase was due to revenue generated from the sale of an ink jet printer for $0.8 million in the first quarter of 2007. No such high value printer sales were made in 2006, where the revenue received was from sales of polymer inks.

Matsushita Electric Industrial Co., Ltd and Osram Opto each accounted for in excess of 10% of our revenues in the second quarter of 2007. Samsung Electronics and Osram Opto each accounted for in excess of 10% of our revenues in the second quarter of 2006.

Matsushita Electric Industrial Co., Ltd and Osram Opto each accounted for in excess of 10% of our revenues in the first six months of 2007. Samsung Electronics, Toppan Printing and Osram Opto each accounted for in excess of 10% of our revenues in the first six months of 2006.

Cost of Sales (in thousands, except percentages)	Three months ended June 30, 2007	% of Revenues *	Three months ended June 30, 2006	% of Revenues *	Six months ended June 30, 2007	% of Revenues *	Six months ended June 30, 2006	% of Revenues *
License fees and royalties	$16	1%	$11	1%	$27	1%	$12	1%
Technology services and development	636	86%	270	40%	1,309	77%	486	35%
Equipment and supplies	89	62%	11	92%	720	67%	169	63%

Total cost of sales	$741	28%	$292	11%	$2,056	36%	$667	18%

Gross profit	$1,934	72%	$2,405	89%	$3,619	64%	$3,065	82%

*	the percentages shown in these columns represent each Cost of sales figure divided by the corresponding Revenue figure from the Operating `Revenues table above

Cost of sales related to License fees and royalties was 1% of related sales in both the second quarters and the first six months of 2007 and 2006. This comprises payments made to third parties from whom we have acquired intellectual property. We expect that cost of sales for License fees and royalties will average between 1% and 2% of related sales in the future.

Cost of sales related to Technology services and development increased from 40% in the second quarter of 2006 to 86% in the second quarter of 2007 and increased from 35% in the first six months of 2006 to 77% in the first six months of 2007. We believe that the increased complexity of Technology services and development contracts and market pressure on pricing will result in this higher cost of sales percentage continuing in future periods. A portion of this higher cost of sales cost is due to our existing research and development team devoting a higher proportion of their effort in supporting revenue-generating projects than had been the case in prior periods. We seek to ensure that the nature of these projects is such that the objectives of these commercial projects are aligned with and complementary to our internal research and development priorities.

Cost of sales related to Equipment and supplies revenues decreased from 92% of related sales for the second quarter of 2006 to 62% of related sales for the second quarter of 2007 and increased from 63% of related sales for the first six months of 2006 to 67% for the first six months of 2007. We believe that cost of sales as a percentage of revenue for Equipment and supplies reported in the first six months of 2007 will be representative of future quarters.

Gross profit decreased by $0.5 million, from $2.4 million in the second quarter of 2006 to $1.9 million in the second quarter of 2007 but increased by $0.5 million from $3.1 million in the first six months of 2006 to $3.6 million in the first six months of 2007. The aggregate margin percentage was higher in each of the second quarter and the first six months of 2006 compared to 2007 because of the revenue mix: a higher proportion of our revenues in each of the second quarter and the first six months of 2006 came from higher-margin revenue categories, namely License fees and royalties, compared with the second quarter and the first six months of 2007.

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

Operating Expenses (in thousands, except percentages)	Three months ended June 30, 2007	Three months ended June 30, 2006	% Increase/ (Decrease)	Six months ended June 30, 2007	Six months ended June 30, 2006	% Increase/ (Decrease)
Research and development expenses	3,550	3,210	11%	7,285	6,305	16%
Selling, general and administrative expenses	4,568	3,605	27%	8,924	7,574	18%
Amortization of intangibles acquired	145	395	(63)%	290	790	(63)%

Total Operating Expenses	$8,263	$7,210	15%	$16,499	$14,669	12%

Our research and development expenses increased by $0.4 million, or 11%, from $3.2 million in the second quarter of 2006 to $3.6 million in the second quarter of 2007 because of:

•

a decrease of $0.3 million due to an increase in costs being reimbursed by Sumation, our 50%-owned joint venture with Sumitomo Chemical in the first second quarter of 2007, which level of reimbursement we anticipate is likely to continue in future periods;

•	a decrease of $0.2 million due to increased government grant income received in the second quarter of 2007;

•

an increase of $0.3 million in stock compensation expense due to the issuance of stock options and restricted stock units during the first quarter of 2007 and also due to costs related to the modifications of restricted stock unit and stock option awards granted to one of our employees;

•	an increase of $0.8 million due to the costs incurred in the development of our TMA technology in the second quarter of 2007;

•

an increase of $0.2 million due to research and development costs recognized in the second quarter of 2007 in relation to stock which is to be issued in consideration for the purchase of the assets of Next Sierra;

•	a decrease of $0.6 million due to lower depreciation charges in the second quarter of 2007 due to a number of assets at our Technology Development Centre having become fully depreciated; and

•	an increase of $0.2 million due to higher expenditure on research programs, including higher facilities costs in the second quarter of 2007.

Our research and development expenses increased by $1.0 million, or 16%, from $6.3 million in the first six months of 2006 to $7.3 million in the first six months of 2007 because of:

•

a decrease of $0.5 million due to an increase in costs being reimbursed by Sumation, our 50%-owned joint venture with Sumitomo Chemical, in the first six months of 2007, which level of reimbursement we anticipate is likely to continue in future periods;

•	a decrease of $0.2 million due to increased government grant income received in the first six months of 2007;

•

an increase of $0.3 million in stock compensation expense due to the issuance of stock options and restricted stock units during the first quarter of 2007 and also due to costs related to the modifications of restricted stock unit and stock option awards granted to one of our employees; and

•	an increase of $1.4 million due to the costs incurred in the development of our TMA technology in the first six months of 2007;

•

an increase of $0.5 million due to research and development costs recognized in the first six months of 2007 in relation to stock which is to be issued in consideration for the purchase of the assets of Next Sierra;

•	a decrease of $0.6 million due to reduced depreciation charges in the second quarter of 2007 due to a number of assets at our Technology Development Centre having become fully depreciated;

•	an increase of $0.4 million due to higher expenditure on research programs, including higher facilities costs in the first six months of 2007; and

•

a decrease of $0.3 million due to more of the cost of the research and development function being charged to revenue-generating projects in the first six months of 2007 and correspondingly less being charged to Research and development expense, which decrease was due to $1.0 million being spent in the first six months of 2007 compared with $0.7 million in the first six months of 2006 on activities which were similar in nature to research and development but which directly supported revenue-generating projects and were not therefore classified as Research and development expenses.

Research and development expenses will continue to vary from quarter to quarter due to the specific requirements of the projects being carried out in any quarter.

Our selling, general and administrative expenses increased by $1.0 million, or 27%, from $3.6 million in the second quarter of 2006 to $4.6 million in the second quarter of 2007 because of:

•

an increase of $0.3 million in stock compensation expense due to the issuance of stock options and restricted stock units during the first quarter of 2007 and also due to costs related to the modifications of restricted stock unit awards granted to two of our executives;

•	an increase of $0.3 million due to accrued professional fees connected with the proposed Merger with Sumitomo in the second quarter of 2007;

•	an increase of $0.1 million due to Delaware Franchise tax costs being reclassified from tax to selling, general and administrative expenses in the second quarter of 2007;

•	an increase of $0.1 million due to increased litigation expenses in the second quarter of 2007; and

•	an increase of $0.2 million in relation to significant one-off service costs being incurred in the second quarter of 2007 relating to the headquarters building.

Our selling, general and administrative expenses increased by $1.3 million, or 18%, from $7.6 million in the first six months of 2006 to $8.9 million in the first six months of 2007 because of:

•

an increase of $0.4 million in stock compensation expense due to the issuance of stock options and restricted stock units during the first quarter of 2007 and also due to costs related to the modifications of restricted stock unit awards granted to two of our executives;

•	an increase of $0.3 million due to accrued professional fees connected with the proposed Merger with Sumitomo in the second quarter of 2007;

•	an increase of $0.1 million due to Delaware Franchise tax costs being reclassified from tax to selling, general and administrative expenses in the second quarter of 2007;

•	a decrease of $0.2 million due to an increase in costs being reimbursed by Sumation, our 50%-owned joint venture with Sumitomo Chemical in the first six months of 2007,

•	an increase of $1.0 million due to increased litigation expenses in the first six months of 2007; and

•

a decrease of $0.3 million due to reductions in other administrative costs including staff relocation, insurance and other staff costs, offset by increased facilities costs in the second quarter of 2007.

Amortization of intangibles acquired decreased by $0.3 million from $0.4 million for the second quarter of 2006 to $0.1 million for the second quarter of 2007, and decreased by $0.5 million from $0.8 million for the first six months of 2006 to $0.3 million for the first six months of 2007. This is because certain intangible assets became fully amortized in October 2006. The quarterly amortization charge of $0.1 million for the second quarter of 2007 is expected to continue until 2009, unless we acquire further intangible assets.

Other Income/ (Expense) (in thousands, except percentages)	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Equity in loss of affiliates	$(1,667)	$(1,599)	$(2,983)	$(3,014)
Foreign currency transaction gain	66	489	59	276
Other income / (expense)	(3)	357	(2)	610
Interest income	169	304	336	561

Total (Expense) / Income	$(1,435)	$(449)	$(2,590)	$(1,567)

Equity in loss of affiliates: Equity in loss of affiliates for both the first six months of 2007 and 2006 included 50% of the losses of Sumation. We expect to continue reporting losses for Sumation in future periods.

Foreign currency transaction gain: We would expect a gain from revaluations of assets and liabilities denominated in currencies other than US dollars if the U.S. dollar weakens versus the British pound during the year since our British pound assets exceed our British pound liabilities. The gain reported in the first six months of 2006 was primarily due to significant gains realized on the revaluation of bank balances held in British pounds offsetting smaller losses realized on the execution of forward foreign exchange contracts in quarter one. We no longer execute forward foreign exchange contracts. In the first six months of 2007, the revaluation gain was smaller since the US dollar did not weaken as much versus the British pound.

Other income / (expense): The gain of $0.4 million in the second quarter of 2006 and the gain of $0.6 million in the first six months of 2006 relate to the reversal of unrealized losses on forward exchange contracts which had been reported in prior periods.

Interest income: Interest income decreased by $0.1 million from $0.3 million in the second quarter of 2006 to $0.2 million in the second quarter of 2007 and by $0.3 million from $0.6 million in the first six months of 2006 to $0.3 million in the first six months of 2007 due to lower average cash balances.

Our benefit for income taxes fell from $0.6 million in the first six months of 2006 to $0.3 million in the first six months of 2007. A benefit is shown because we surrender tax losses related to certain research and development expenditures to the U. K. tax authorities in return for a cash payment. The amount of benefit we can accrue is reduced to the extent that such expenses support revenue-generating contracts and this amount is lower in the first six months of 2007 because of the increased amount of research being funded by third parties and thus not qualifying for tax relief. The tax credit calculated for the first six months of 2007 was offset by Japanese withholding tax incurred on license income.

Our net loss increased by $2.4 million from $5.0 million in the second quarter of 2006 to $7.4 million in the second quarter of 2007 because of lower Gross profit, higher total operating expenses, lower Interest income and lower gains related to foreign exchange movements. Our net loss increased by $2.6 million from $12.6 million for the first six months of 2006 to $15.2 million in the first six months of 2007 for similar reasons.

Liquidity and Capital Resources

Net cash used in operating activities was $3.3 million in the first six months of 2006 and net cash generated by operations was $5.8 million in the first six months of 2007 due to, an increase in cash generated by operating activities of $9.1 million:

•

an increase of $12.4 million due to an increase in receipts from customers from $5.7 million in the first six months of 2006 to $18.1 million in the first six months of 2007. The main item making up the difference is $10 million received for a major licence agreement signed in June 2007;

•	a decrease of $1.0 million due to increased expenses related to commercial projects;

•	a decrease of $1.7 million due to increased cash operating expenses;

•	a decrease of $0.3 million due to a decrease in interest income;

•

a decrease of $1.4 million due to a lower research reimbursement being received from Sumation in six months of 2007 compared with first six months of 2006 (due to invoices being for a shorter period); and

•	an increase of $1.1 million due to changes in working capital.

We invested $4.9 million of capital in Sumation in April 2007, which was the same amount invested by Sumitomo Chemical, our joint venture partner. Thus, we continue to have a 50% ownership of this joint venture. We expect to provide additional funding in future periods. The amount of funding required by Sumation will be dependent on the extent to which Sumation is able to fund its activities from sales of P-OLED materials. Sumation funds some of our research and development activities and we expect to receive more in reimbursements from Sumation than we will invest in the funding of Sumation.

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

(a) Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CDT Inc. was never a party to the lease. In October 2002, Opsys Limited and Sunnyside executed an Assignment of Lease and Consent of Lessor (the "Assignment"), which included a release of Opsys Limited from its obligations under the lease by Sunnyside. Sunnyside contends that the Assignment and release never became effective or were voided. Opsys Limited believed that the Assignment effectively released it from liability under the lease, and therefore believed that the claim had no merit. In March 2007 a jury verdict was delivered in favor of Sunnyside with damages of $4.9 million. In May 2007, judgment was entered against Opsys Limited on the jury verdict. Additionally, reimbursement of legal costs of approximately $1.0 million has been claimed. Sunnyside has applied to the court to have CDT Inc. held liable for any judgment against Opsys Limited in relation to this matter under a successor liability theory. We believe that Sunnyside’s successor liability claim against CDT Inc. will not succeed.

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

We license our P-OLED and related technologies to P-OLED materials manufacturers and display manufacturers, which then incorporate our technologies into the materials and products they sell. Even if we and our display manufacturer licensees develop commercially viable applications for our technologies, we may never recover our research and development expenses. We have had significant net losses in previous periods and expect to report net losses in future periods, and as of June 30, 2007, we had an accumulated deficit of over $210 million. We cannot predict what impact continued net losses might have on our ability to finance our operations in the future or on the market value of our common stock.

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

Currently, a significant market for our TMA technology is SMOLED technology. A number of plants which manufacture SMOLED displays have discontinued production during the last two years. By the time our TMA technology is ready to be commercialized, the SMOLED market may be too small to make this technology profitable. TMA technology may increase the price competitiveness of SMOLED technology and, therefore, increase the barriers to entry for our own P-OLED technology.

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

Sales of substantial amounts of our common stock, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities. As of June 30, 2007, there were 21,630,703 shares of our common stock outstanding. In addition, we may in the future issue additional shares of our common stock that might be or become freely transferable, including shares that may be issued under additional registration statements that we may file, such as our shelf registration statement described below, upon the exercise of warrants or options or pursuant to our special bonus or other plans.

Shares freely transferable without restriction or further registration under the Securities Act of 1933 pursuant to Rule 144 or otherwise *	12,853,353	59.4%
Shares held by executive officers *	119,517	0.6%
Shares held by Kelso and eligible for sale under Rule 144 *	8,657,833	40.0%

Total shares outstanding at June 30, 2007	21,630,703	100.0%

Shares issuable pursuant to outstanding warrants	659,464
Shares issuable pursuant to outstanding stock options	665,681
Shares issuable pursuant to awards under our special bonus plan	999,705
Shares issuable pursuant to other restricted stock unit awards	789,258
Shares issuable pursuant to other contractual arrangements	256,959
Shares reserved for future grants under stock incentive plans	136,364

*	stock held by affiliates is subject to volume, manner of sale, holding period and other limitations of Rule 144

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

Risks Relating to the Proposed Merger with Sumitomo

We cannot make any assurance that the proposed merger will be completed.

Completion of the proposed merger is subject to customary closing conditions, including approval of the merger agreement and the merger by a majority of our stockholders, the absence of any material adverse effect on our company and the election of statutory appraisal rights by holders of no more than 10% of our common stock. We cannot guarantee that these closing conditions will be satisfied.

Failure to complete the proposed merger could have a negative impact on the market price of our common stock and our business.

If the proposed merger is not completed, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed merger will be completed. In addition, if the proposed merger is not completed:

•	our management’s attention from our day-to-day business may be diverted;

•	we may lose key employees;

•	our business and operations may be harmed to the extent that our licensees, joint development partners or others believe that we cannot compete effectively in the marketplace without the merger;

•	our relationships with our licensees or joint development partners may be disrupted as a result of uncertainties with regard to our business and prospects; or

•

under specified circumstances we may be required to pay a termination fee of $11.3 million to Sumitomo in connection with a termination of the merger agreement or to reimburse Sumitomo for its expenses up to $8 million

Any such events could have a material negative impact on our results of operations and financial condition and could adversely affect our stock price.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders was held on June 5, 2007.

(b)	The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

(1)	Election of Directors:

	Votes For	Withheld
Dr. David Fyfe	15,621,235	1,491,930
Dr. Malcolm J. Thompson	16,834,582	278,583
Joseph Carr	16,834,882	278,283
Frank K. Bynum, Jr.	16,817,882	295,283
Thomas G. Rosencrants	16,832,582	280,583

(2)	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm

Votes For	Against	Abstain
17,108,359	3,465	1,340

Item 6.	Exhibits

Exhibit Number		Description of Document
2.1		Agreement and Plan of Merger, dated as of July 31, 2007, by and among Sumitomo Chemical Co., Ltd, Rosy Future, Inc. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 31, 2007 (File No. 000-51079))

10.1†		Patent Licence for Displays and Display Illumination dated June 25, 2007 between Cambridge Display Technology Limited and Sumitomo Chemical Co., Ltd.

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Principal Financial Officer

32.1	(1)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	(1)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the material contained in Exhibits 32.1 and 32.2 is “furnished” and not deemed “filed” with the SEC. and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
†	An application for confidential treatment has been filed with the SEC with respect to certain portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE DISPLAY TECHNOLOGY, INC.

Dated: August 14, 2007	By:	/s/ DAVID FYFE
DAVID FYFE
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2007	By:	/s/ MICHAEL BLACK
MICHAEL BLACK
Chief Financial Officer
(Principal Financial Officer)